Form 10KSB
period 2007-10-31
FAMOUS PRODUCTS INC
filed 2008-02-22
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: October 31, 2007

Commission File No. 000-53086

FAMOUS PRODUCTS, INC.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

10680 Hoyt Street
Westminster, Colorado	80021
(Address of principal executive offices)	(zip code)

(303) 998-8602
 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 19, 2008, was 21,049,400.

FORM 10-KSB

Famous Products, Inc.

For purposes of this report, unless otherwise indicated or the context otherwise requires, all references herein to “Famous Products” “we,” “us,” and “our,” refer to Famous Products, Inc., a Colorado corporation, and our wholly-owned subsidiary, Fancy Face Promotions, Inc., a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below andthe other information in this document before deciding to invest in shares ofour common stock.

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

Risks Related to Our Business and Industry

RISKS ASSOCIATED WITH OUR COMPANY:

We are recently formed, have no operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in May, 2007. At the present time, we are recently formed and have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through October 31, 2007, we generated no revenue. We had a net loss of $48,355 for this period. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended October 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to begin active operations;

•	our ability to locate clients who will purchase our services; and

•	our ability to generate revenues.

 Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our lack of operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

We have no operating history. This fact makes it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

As a company with no operating history, we are inherently a risky investment. An investor could lose his entire investment.

We have no operating history. Because we are a company with no history, the operation in which we engage in, brand marketing, is an extremely risky business. An investor could lose his entire investment.

We are implementing a strategy to grow our business, which is expensive and may not generate increases in our revenues.

We intend to grow our business, and we plan to incur expenses associated with our growth and expansion. Although we recently raised funds through offerings to implement our growth strategy, these funds may not be adequate to offset all of the expenses we incur in expanding our business. We will need to generate revenues to offset expenses associated with our growth, and we may be unsuccessful in achieving revenues, despite our attempts to grow our business. If our growth strategies do not result in significant revenues, we may have to abandon our plans for further growth or may even cease our proposed operations.

Because we are small and do not have much capital, we must limit our operations. A company in our industry with limited operations has a smaller opportunity to be successful. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit our operations. We must limit our operations to the Denver, Colorado metropolitan area as the only geographical area in which we operate. Because we may have to limit our operations, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

We must effectively manage the growth of our operations, or we may outgrow our current infrastructure.

We have two employees, our President, Mr. Quam and Ms. Kochis, our Secretary. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable personnel to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay our development or indefinitely postponed.   Our investors could lose some or all of their investment.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr.  Quam, our President. In the event that we need additional capital, Mr.  Quam has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

We have no experience as a public company. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

There are factors beyond our control which may adversely affect us. An investor could lose his entire investment.

Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing client preferences.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Our ability to grow our business depends on relationships with others. We have no established relationships at this time.  We may never develop such relationships. Further, if we were to lose those relationships, we could lose our ability to sell certain of our promotional products and marketing services. If we lose enough clients, we could go out of business.

All of our revenue and gross profit are expected to come from the sale of promotional products and marketing services. While our relationships will change from time to time, we must rely upon our clients for our success. At the present time, we do not have a limited number of clients and cannot guarantee we will ever develop sufficient numbers of clients to be profitable. If we do develop such clients, we risk that a given client will change its marketing strategy and de-emphasize its use of our products and services. Our ability to generate revenue from the sale of promotional products and marketing services would diminish. If we lose enough clients, we could go out of business.

We are a relatively small company with limited resources compared to some of our current and potential competitors, which may hinder our ability to compete effectively.

Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition, and a larger installed base of clients than we have. As a result, these competitors may have greater credibility with our existing and potential clients. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can to ours, which would allow them to respond more quickly than us to new or emerging changes in client requirements. In addition, some of our current and potential competitors have already established supplier or joint development relationships with decision makers at our potential clients.

We may need to substantially invest in marketing efforts in order to grow our business, which will be expensive.

In order to grow our business, we will need to develop and maintain widespread recognition and acceptance of our company, our business model, our services and our products. We have not presented our service and product offering to the potential market. We plan to rely primarily on word of mouth from our existing contacts we develop personally through industry events to promote and market ourselves. In order to successfully grow our company, we may need to significantly increase our financial commitment to creating awareness and acceptance of our company among potential clients, which would be expensive. To date, marketing and advertising expenses have been negligible. If we fail to successfully market and promote our business, we could lose potential clients to our competitors, or our growth efforts may be ineffective. If we incur significant expenses promoting and marketing ourselves, it could delay or completely forestall our profitability.

Our business is not diversified, which could result in significant fluctuations in our operating results. A downturn in that sector may reduce our stock price, even if our business is successful.

We are a full service, brand marketing organization, and, accordingly, dependent upon trends in that business sector. Downturns in that sector could adversely effect on our business. A downturn in that sector may reduce our stock price, even if our business is successful.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management. An investor could lose his entire investment.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Quam, our President, and Ms. Kochis, our Secretary, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Quam and Ms. Kochis. We have not obtained key man life insurance on the lives of any of our officers or directors.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities. You may not able to sell your shares when you want to do so, if at all.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

 *    actual or anticipated fluctuations in our operating results;

 *    changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

 *    changes in market valuations of other companies, particularly those that market services such as ours;

 *    announcements by us or our competitors of significant innovations,  acquisitions, strategic partnerships, joint ventures or capital commitments;

 *    introduction of product enhancements that reduce the need for our products;

 *    departures of key personnel.

Of our total outstanding shares as of October 31, 2007, a total of 19,849,800, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock. You may not able to sell your shares when you want to do so, if at all.

Our common stock is currently not quoted in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations. You may not able to sell your shares when you want to do so, at the price you want, or at all.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

Buying low-priced penny stocks is very risky and speculative. You may not able to sell your shares when you want to do so, if at all.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

We are a full service, brand marketing organization whose activities are centered around our client's products, principally in the liquor industry. Brand marketing builds the value of the brand by connecting it with target audiences to achieve strategic marketing objectives. We are comprised of one corporation with a wholly-owned subsidiary, Fancy Face Promotions, Inc., a Colorado corporation. All of our operations are conducted through this subsidiary.

              Our efforts are organized into four operating segments, composed of promotional products and marketing services. The marketing services segment includes promotion marketing, brand strategy and identity, presence marketing and consumer event marketing. Each one of the segments has similar products and services, production processes, types of clients, distribution methods and regulatory environments. We attempt to physically connect the brand with identified target markets and individuals through repeated exposure to merchandise that builds brand awareness, enhances brand recognition and creates brand loyalty.

We were incorporated under the laws of the State of Colorado on May 23, 2007. Our fiscal year end is October31.

Our principal business address is 10680 Hoyt Street Westminster, Colorado 80021. Our phone number is  (303) 988-8602.

(c) PROPOSED OPERATIONS

Our plan for the twelve months beginning January 1, 2008 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable are not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr.  Quam, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2008. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $50,000 in sales per year to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr.  Quam, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr.  Quam, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

            We also are planning to rely on the possibility of referrals from clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied clients will bring more and repeat clients.

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

Our efforts are organized into four operating segments, composed of promotional products and marketing services, principally in the liquor industry. The marketing services segment includes promotion marketing, brand strategy and identity, presence marketing and consumer event marketing. Each one of the segments has similar products and services, production processes, types of clients, distribution methods and regulatory environments. We attempt to physically connect the brand with identified target markets and individuals through repeated exposure to merchandise that builds brand awareness, enhances brand recognition and creates brand loyalty.

                PROMOTION MARKETING. This segment connects the brand with the consumer at strategic points of contact through consumer and retail promotion, merchandising and sponsorship activation.

                BRAND STRATEGY AND IDENTITY. This segment connects a company product, service or image with a target audience by creating, revitalizing, or leveraging a brand through brand identity, design, and integrated communication programs.

                PRESENCE MARKETING. This segment connects the brand with the target audience through sports and corporate sponsorships, licensing, corporate meetings, events and sales incentive programs.

                RELATIONSHIP MARKETING. This segment connects the brand with the target audience through consumer events--including a new product sampling and brand awareness programs.

                We plan to continue to generate revenues in each of these segments and to focus on expanding our client base as a method of developing our business.

   We plan to initially operate out of the office of our President. This office is also shared with another company owned by our President and largest shareholder.

   We are presently in operation. We utilize the expertise and existing business relationships of our principal officers, Mr.  Quam and Ms. Kochis, to develop our opportunities. All operational decisions will be made solely by Mr.  Quam and and Ms. Kochis.

   It should be noted, however, that we do not have any extensive history of operations. To the extent that management is unsuccessful in keeping expenses in line with income, failure to affect the events and goals listed herein would result in a general failure of the business. This would cause management to consider liquidation or merger.

 (d) MARKETS

Our marketing plan is focused completely on expanding our client base. We will use the efforts of our officers and directors and will rely upon the satisfaction of previous clients to market our services.

We believe that the primary reason that clients would buy from us rather than competitors would be the existing relationships that we can develop. We believe that client loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge. We plan to utilize the expertise of its principal officer to develop our business.

(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

(f) CUSTOMERS AND COMPETITION

At the present time, we expect to be an insignificant participant among the firms which engage in the brand marketing industry. There are a number of established companies, most of which are larger and better capitalized than we are and/or have greater personnel resources and technical expertise. In view of our combined extremely limited financial resources and limited management availability, we believe that we will continue to be at a significant competitive disadvantage compared to our competitors. There can be no guarantee that we will continue to generate substantial revenues or continue to be profitable.

Almost all of the companies in this industry have greater resources and expertise than us. Any of them could chose to enter our proposed market at any time. Competition with these companies could make it difficult, if not impossible for us to compete, which could adversely affect our results of operations. Competition from larger and more established companies is a significant threat and is expected to remain so for us. Any competition may cause us to fail to gain or to lose clients, which could result in reduced or non-existent revenue. Competitive pressures may impact our revenues and our growth.

Our main competitors are located in the Denver, Colorado area and include the following private companies, Premier Image and Platinum Talent. Each is larger and more established than we are.

Our principal effort at this point will be to develop a client base. We believe that the primary reason that customers would buy from us rather than competitors would be the existing relationships that we can develop. We believe that customer loyalty and satisfaction can be the basis for success in this business. Therefore, we plan to develop and expand on already existing relationships to develop a competitive edge.

 (g) BACKLOG

At October 31, 2007, we had no backlogs.

(h) EMPLOYEES

       We have two full-time employees: Mr. John Quam, our President and Nancy Kochis, our Secretary. Neither draw a salary or receive any other kind of compensation. However, we reimburse our employees for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

We also hire independent contractors for specific promotions. We generally use approximately fifteen independent contractors for a typical promotion event.

(i) PROPRIETARY INFORMATION

           We own no proprietary information.

(j) GOVERNMENT REGULATION

We do not expect to be subject to material governmental regulation. However, it is our policy to fully comply with all governmental regulation and regulatory authorities.

(k) RESEARCH AND DEVELOPMENT

We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

We believe that we are not subject to any material costs for compliance with any environmental laws.

(m) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 10680 Hoyt Street Westminster, Colorado 80021. Our phone number is (303) 988-8602.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently occupy approximately 500 square feet of office space which we rent from our Presidents son, on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time. We also own some office equipment.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of February 19, 2008, there were 43 record holders of our common stock and there were 21,049,400 shares of our common stock outstanding. No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

Reports

Since our registration statement under Form SB-2 has been declared effective, we are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Stock Transfer Agent

           The stock transfer agent for our securities is X-Clearing Corporation, of Denver, Colorado.  Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202.  Their phone number is (303) 573-1000.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

 From our inception on May 23, 2007 through October 31, 2007, we generated no revenue. This is not a full fiscal year. As a result we have a limited operating history upon which to evaluate our business. We had a net loss of $48,355 for this period.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a full service, brand marketing organization and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses for the period from inception on May 23, 2007through October 31, 2007 was $47,850. The major components of general and administrative expenses include advertising and promotion, legal and accounting fees, and meals and entertainment.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital,  Mr. Quam has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of October 31, 2007, we had cash or cash equivalents of $24,170.

Net cash used for operating activities was $27,000from inception on May 23, 2007through October 31, 2007.

Cash flows inform investing activities were $-0- from inception on May 23, 2007through October 31, 2007.

Cash flows provided by financing activities were $51,170from inception on May 23, 2007through October 31, 2007.  These cash flows were principally related to sales of stock and notes payable.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr. Quam has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy, particularly the economy in Denver, Colorado. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a full service, brand marketing organization and our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

Famous Products, Inc.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

For the period May 23, 2007 (Inception) Through October 31, 2007

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Famous Products, Inc.
Greenwood Village, Colorado

I have audited the accompanying consolidated balance sheet of Famous Products, Inc.(a development stage company) as of October 31, 2007, and the related consolidated statements of operations, stockholders’equity and cash flows for the period from May 23, 2007 (inception) through October 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Products, Inc.as of October 31, 2007 and the related consolidated statements of operations, stockholders’equity and cash flows for the period from May 23, 2007 (inception) through October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                            /s/ Ronald R. Chadwick, P.C.
December 19, 2007                                                                            RONALD R. CHADWICK, P.C.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
at October 31, 2007

ASSETS

Current Assets - Cash	$24,170

Property, Plant, & Equipment
Office equipment	2,478

TOTAL ASSETS	$26,648

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$-
Interest payable	505
Current portion notes payable	25,000

Total current liabilities	25,505

Long-Term Liabilities	-

TOTAL LIABILITIES	$25,505

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049

Capital paid in excess of par value	28,449

Deficit accumulated during the development stage	(48,355)

TOTAL SHAREHOLDERS' EQUITY	1,143

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$26,648

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Operations
For the period May 23, 2007 (Inception) through October 31, 2007

Revenue	$-

Operating expenses
Accounting	2,500
Compensatory stock issuances	20,850
Legal	24,500

Total General and administrative expenses	47,850

(Loss) before other expenses	(47,850)

Other expenses - interest	(505)

Net (Loss)	(48,355)

Basic (Loss) Per Share	(0.00)

Weighted Average Common Shares
Outstanding	20,942,756

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the period May 23, 2007 (Inception) through October 31, 2007

Net (Loss)	$(48,355)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Stock issued for services	20,850
Increase in interest payable	505

Net cash (used) in operation activities	(27,000)

Cash flows from investing activities:

Net cash (used) in investing activities	-

Cash flows from financing activities:
Issuance of common stock	26,170
Notes payable	25,000

Net cash provided from financing activities	51,170

Net increase in cash	24,170
Cash at beginning of period	-
Cash at end of period	$24,170

Supplemental disclosure information:
Stock issued for services & promotional items	$20,850

Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	$21,049	$28,449	$(48,355)	$1,143

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period May 23, 2007 (Inception) Through October 31, 2007

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Famous Products, Inc. (the “Company”), was incorporated as a holding company in the State of Colorado on May 23, 2007. The Company was formed to develop, own, and operate an advertising and promotion company.

Fancy Face Promotions, Inc. is a wholly-owned subsidiary of the Company. It was incorporated as a Colorado corporation on October 18, 2007 to operate as a promotion and advertising company. The Company may also engage in any business that is permitted by law, as designated by the board of directors of the Company.

The accompanying consolidated financial statements include the accounts of Famous Products, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

DEVELOPMENT STAGE

The Company is currently in the developmental stage and has no significant operations to date.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

Cash paid for interest during the period was $0.  Cash paid for income taxes during the period was $0.

Famous Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period May 23, 2007 (Inception) Through October 31, 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at October 31, 2007.

REVENUE RECOGNITION

The Company will be performing advertising and promotional activities. The revenue is recognized when the services are performed. As of  October 31, 2007 the Company has had limited operations.

Note 2 – Basis of Presentation

In the course of its life the Company has had limited operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management raised minimum capital through a private offering.  Management believes this will contribute toward its operations and subsequent profitability.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party Events

The Company currently has an office located at an address maintained by the President on a rent free basis.

Note 4 – Capital Stock

The Company authorized 50,000,000 shares of .001 par value common stock.  Through October 31, 2007, the Company issued a total of 21,049,400 shares raising $26,170.

On May 24, 2007 the Company issued 20,850,000 shares of $.001 par value common stock for services valued at $850 and promotional items valued at $20,000 or $.001 per share.

On May 24, 2007 the Company issued 70,000 shares of $.001 par value common stock for $70 in cash or $.001 per share.

Famous Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period May 23, 2007 (Inception) Through October 31, 2007

Note 4 – Capital Stock (continued)

On September 20, 2007 the Company issued 80,400 shares of $.001 par value common stock for $20,100 in cash or $.25 per share as part of a private offering.

On September 28, 2007 the Company issued 22,000 shares of $.001 par value common stock for $5,500 in cash or $.25 per share as part of a private offering.

On October 11, 2007 the Company issued 2,000 shares of $.001 par value common stock for $500 in cash or $.25 per share as part of a private offering.

On October 18, 2007 the Company issued 25,000 shares of $.001 par value common stock for  100% ownership of  Fancy Face Promotions, Inc. valued at $2,478 or $.001 per share.

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of October 31, 2007.

The Company has declared no dividends through October 31, 2007.

Note 5 -  Acquisition

On October 18, 2007, Famous Products, Inc. acquired all of the outstanding common shares of Fancy Face Promotions, Inc. in a transaction accounted for as a purchase. Fancy Face Promotions, Inc.’s  business is similar to that of the Company's, namely talent management and promotion. The Fancy Face Promotions, Inc.  shares were acquired in exchange for 25,000 of the Company's common shares with no readily available market price. The purchase value of Fancy Face Promotions, Inc. was recorded at the net book value of Fancy Face Promotions, Inc.  on the date of purchase of $2,478, with allocations based on fair value, of $2,478 to fixed assets. Results of operations from the acquisition have been consolidated from October 18, 2007 forward. No prior period pro forma information is presented, as Fancy Face Promotions, Inc. had no material operations prior to October 18, 2007.

Note 6 -  Income Taxes

At October 31, 2007, the Company had a tax loss of $(48,355). As of October 31, 2007 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.  The net operating loss carry forward will expire in 2027.

.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

 Set forth below are the names of the directors and officers of the Company, all positions and offices with the Company held, the period during which he or she has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

John Quam	79	President, Treasurer, Director
Nancy Kochis	35	Secretary, Director

Background Information about Our Officers and Directors

Mr. Quam has been our President, Treasurer and a Director since our inception. He is the founder and has been with us since inception in May, 2007.  Mr. Quam graduated from Kansas State University in 1950 with Engineering and Marketing Degree and also a degree in Education. He Career was primarily teaching in the Aurora Public Schools district until his retirement in 1990. Since his retiring from the education field he has concentrated his efforts working with the Civitan’s Club raising money and assisting in programs for the physically and mentally handicapped children. In 2001 John Quam was the President of the Colorado regional chapter of the Civitan’s Organization. He will devote approximately forty hours per month to our business.

Ms. Kochis is our Secretary and Director since October, 2007. She was the founder of Fancy Face Promotions, Inc. in 2006 and operates the daily affairs of this company. In 2007, she also founded Fancy Face Cosmetics, a private cosmetics company. Also, in 2007, she became business development director for 303 Magazine. From 2005 to 2007, she was a freelance interior designer. Also, during the period 2006 to 2007, she was the co-owner of Fly Presents. From 2001 to 2005, she was co-owner and interior decorator for Designs by Rae. From 1998 to 2001, she was a store manager for Pier 1 Imports. She will devote approximately forty hours per week to our business.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 10. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date hereof, we have no funds available to pay the officers and directors.  Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

 None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of February 19, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 21,049,400 common shares were issued and outstanding as of February 19, 2008.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

John Quam	20,000,000	95.0%
10680 Hoyt Street.
Westminster, Colorado 80021

Nancy Kochis
10680 Hoyt Street.	25,000.01%
Westminster, Colorado 80021

All officers and directors as a group (two persons)	20,025,000	95.01%
______________

   (1) All ownership is beneficial and of record, unless indicated otherwise.
   (2) The Beneficial owner has sole voting and investment power with respect to the shares shown.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office space which we rent from our Presidents son, on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time. We also own some office equipment.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2* 21.1*	Bylaws List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, January 22, 2008.

(b)  Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

. Our financial statements from inception (May 23, 2007) through October 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows in this prospectus have been audited by Ronald R. Chadwick, P.C., of Aurora, Colorado, independent registered public accounting firm, to the extent and for the periods set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $3,000 for the year ended October 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2008.

FAMOUS PRODUCTS, INC.

By:	/s/ John Quam
John Quam, President, Chief Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 21, 2008	By:	/s/ John Quam
John Quam
Director

Date: February 21, 2008	By:	/s/ Nancy Kochis
Nancy Kochis
Director