Form 10QSB
period 2008-01-31
FAMOUS PRODUCTS INC
filed 2008-03-11
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2008

Commission File No. 000-53086

FAMOUS PRODUCTS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

10680 Hoyt Street
Westminster, Colorado	80021
(Address of principal executive offices)	(zip code)

(303) 998-8602
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [ ]                                                                                                         Accelerated filer  [ ]

Non-accelerated filer  [ ]                                                                                                           Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]    No [X]

As of March 1, 2008, registrant had outstanding 21,049,400 shares of the registrant's common stock.

FORM 10-QSB
FAMOUS PRODUCTS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FAMOUS PRODUCTS, INC. and our subsidiary, Fancy Face Promotions, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

FAMOUS PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended January 31, 2008

Famous Products, Inc.
Consolidated Financial Statements
(Unaudited)

Famous Products, Inc.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	January	October
	31, 2008	31, 2007
ASSETS
Current Assets - Cash	$21,506	$24,170

Property, Plant, & Equipment
Office equipment	2,203	2,478

TOTAL ASSETS	$23,709	$26,648

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$2,718	$-
Interest payable	875	505
Current portion notes payable	25,000	25,000

Total current liabilities	28,593	25,505

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$28,593	$25,505

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049	21,049

Capital paid in excess of par value	28,449	28,449

Deficit accumulated during the development stage	(54,382)	(48,355)

TOTAL SHAREHOLDERS' EQUITY	(4,884)	1,143

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,709	$26,648

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Unaudited Consaolidated Statement Of Operations
(A Development Stage Company)

	3 Months	May 23
	Ended	2007 (inception)
	January	through January
	31, 2008	31, 2008

Revenue:	$9,120	$9,120

General & Administrative Expenses

Accounting	1,250	3,750
Advertising & promotion	4,150	4,150
Bank charges	468	468
Compensatory stock issuances	-	20,850
Depreciation	275	275
Legal	-	24,500
Office	6,040	6,040
Stock transfer	2,594	2,594

Total G & A	14,777	62,627

Income (Loss) from operations	(5,657)	(53,507)

Other (Expenses) interest	(370)	(875)

Net (Loss)	$(6,027)	$(54,382)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	21,049,000	21,049,000

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the period May 23, 2007 (Inception) through January 31, 2008
		May 23,
	Three month	2007 Inception
	period ended	through
	January 31,	January 31,
	2008	2008
	(Unaudited)	(Unaudited)

Net (Loss)	$(6,027)	$(54,382)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	275	275

Stock issued for services	-	20,850
Increase in accounts payable	2,718	2,718
Increase in interest payable	370	875

Net cash (used) in operation activities	(2,664)	(29,664)

Cash flows from investing activities:
	-	-

Net cash (used) in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock	-	26,170
Notes payable	-	25,000

Net cash provided from financing activities	-	51,170

Net increase in cash	(2,664)	21,506
Cash at beginning of period	24,170	-
Cash at end of period	$21,506	$21,506

Supplemental disclosure information:
Stock issued for services	$-	$20,850

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	$21,049	$28,449	$(48,355)	$1,143

Net (loss)				(6,027)	(6,027)

Balance at January 31, 2008 (Unaudited)	21,049,400	$21,049	$28,449	$(54,382)	$(4,884)

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Notes To Unaudited Financial Statements
For The Three Month Period Ended January 31, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended January 31, 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended January 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2008.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended October 31, 2007 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB, Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

RISKS ASSOCIATED WITH OUR COMPANY:

We are recently formed, have no operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in May, 2007. At the present time, we are recently formed and have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through January 31, 2008, we generated $9,120 in revenue. We had a net loss of $54,382 for this period. For the three month period ended January 31, 2008, we had $9,120 in revenue and generated a loss of $6,027. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

 *    departures of key personnel.

Of our total outstanding shares as of March 1, 2008, a total of 19,849,800, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Overview and History

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending January 31, 2008. We have no comparative figures for January 31, 2007, since we were formed in May, 2007. For the fiscal quarter ended January 31, 2008 we had sales of $9,120. We had no revenues from inception through the prior fiscal quarter.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a full service, brand marketing organization and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses, for the fiscal quarter ending January 31, 2008, were $14,777. Operating expenses from inception through January 31, 2008, were $62,627. The major components of general and administrative expenses include advertising and promotion, legal and accounting fees, and meals and entertainment. Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

We had a net loss of $, 6,027 for the fiscal quarter ending January 31, 2008. We had a net loss of $54,382 from inception through January 31, 2008. This is not a full fiscal year. As a result we have a limited operating history upon which to evaluate our business. We believe that we can operate at break-even or perhaps even generate a profit with enough client revenue.

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

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal quarter, we could be profitable for fiscal year 2008, although it is too early to predict profitability.

Liquidity and Capital Resources

As of January 31, 2008, we had cash or cash equivalents of $20,850.

Net cash used in operating activities was $2,664 for the fiscal quarter ended January 31, 2008 compared to net cash used in operating activities of $29,664 from inception through January 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

We had no investing activities in all relevant periods.

Cash flows from financing activities were $-0- for the fiscal quarter ended January 31, 2008, compared to $51,170 from inception through January 31, 2008. These cash flows were principally related to stock sales and loans to us for our operational activities.

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

Plan of Operation.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of January 31, 2008, being the date of our most recently completed fiscal quarter end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended January 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, January 22, 2008.

(b)  The Company filed no reports on Form 8-K during the three months ended January 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Famous Products, Inc.

Date March 11, 2008	By:	/s/ John Quam
John Quam, President, Chief Executive Officer and Chief Financial Officer