Form 10QSB
period 2008-04-30
FAMOUS PRODUCTS INC
filed 2008-06-16
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]   No []

As of June 1, 2008, registrant had outstanding 21,049,400 shares of the registrant's common stock.

FORM 10-QSB
FAMOUS PRODUCTS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FAMOUS PRODUCTS, INC. and our subsidiary, Fancy Face Promotions, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

FAMOUS PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Famous Products, Inc.
Consolidated Financial Statements
(Unaudited)

Famous Products, Inc.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	April	October
	30, 2008	31, 2007
ASSETS
Current Assets
Cash	$14,967	$24,170
Accounts receivable	1,200	-

Total current assets	16,167	24,170

Property, Plant, & Equipment
Office equipment (net of accumulated depreciation $1,376 & $826 respectively)	1,928	2,478

TOTAL ASSETS	$18,095	$26,648

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Bank overdraft	$1,074	$-
Accounts payable	1,359	-
Interest payable	1,250	505
Advances from related party	100	-
Current portion notes payable	25,000	25,000

Total current liabilities	28,783	25,505

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$28,783	$25,505

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049	21,049

Capital paid in excess of par value	28,449	28,449

Deficit accumulated during the development stage	(60,186)	(48,355)

TOTAL SHAREHOLDERS' EQUITY	(10,688)	1,143

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$18,095	$26,648

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

Unaudited 3 Months Ended April 30, 2008

Revenue:	$6,650

General & Administrative Expenses

Accounting	2,270
Advertising & promotion	-
Bank charges	963
Compensatory stock issuances	-
Consulting & contract labor	2,408
Depreciation	275
Legal	200
Office	4,662
Stock transfer	1,301

Total G & A	12,079

Income (Loss) from operations	(5,429)

Other (Expenses) interest	(375)

Net (Loss)	$(5,804)

Basic (Loss) per common share	(0.00)

Weighted Average Common Shares Outstanding	21,049,000

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited 6 Months Ended April 30, 2008	Unaudited May 23 2007 (inception) through April 30, 2008

Revenue:	$15,770	$15,770

General & Administrative Expenses

Accounting	3,520	6,020
Advertising & promotion	4,560	4,560
Bank charges	1,431	1,431
Compensatory stock issuances	-	20,850
Consulting & contract labor	2,408	2,408
Depreciation	550	550
Legal	200	24,700
Office	10,292	10,292
Stock transfer	3,895	3,895

Total G & A	26,856	74,706

Income (Loss) from operations	(11,086)	(58,936)

Other (Expenses) interest	(745)	(1,250)

Net (Loss)	$(11,831)	$(60,186)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	21,049,000	21,049,000

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement of Cash Flows

	Unaudited Six Month period ended April 30, 2008	Unaudited May 23, 2007 Inception through April 30, 2008

Net (Loss)	$(11,831)	$(60,186)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	550	550

Increase in accounts receivable	(1,200)	(1,200)
Stock issued for services	-	20,850
Increase in accounts payable	1,359	2,718
Increase in bank overdraft	1,074
Increase in interest payable	745	875

Net cash (used) in operation activities	(9,303)	(36,393)

Cash flows from investing activities:

Net cash (used) in investing activities	-	-

Cash flows from financing activities:
Issuance of common stock	-	26,170

Advances from related party	100	100
Notes payable	-	25,000

Net cash provided from financing activities	100	51,270

Net increase in cash	(9,203)	14,877
Cash at beginning of period	24,170	-
Cash at end of period	$14,967	$14,877

Supplemental disclosure information:
Stock issued for services	$-	$20,850

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	$21,049	$28,449	$(48,355)	$1,143

Net (loss)				(11,831)	(11,831)

Balance at April 30, 2008 (Unaudited)	21,049,400	$21,049	$28,449	$(60,186)	$(10,688)

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month and Six Month Periods Ended April 30, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended April 30, 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and six month period ended April 30, 2008 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2008.

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

Risks Related to Our Business and Industry

RISKS ASSOCIATED WITH OUR COMPANY:

We are recently formed, have limited operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in May, 2007. At the present time, we are recently formed and have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through April 30, 2007, we generated $15,770 in revenue. We had a net loss of $60,186 for this period. For the three month period ended April 30, 2008, we had $6,650 in revenue and generated a loss of $5,804. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending April 30, 2008. We have no comparative figures for April 30, 2007, since we were formed in May, 2007. For the fiscal quarter ended April 30, 2008 we had revenues of $6,650. For the six months ended April 30, 2008 we had revenues of $15,770. From inception through April 30, 2008, we had $15,770 in revenues.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a full service, brand marketing organization and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses, for the fiscal quarter ending April 30, 2008, were $12,079. For the six months ended April 30, 2008 we had operating expenses of $26,856. Operating expenses from inception through April 30, 2008, were $74,706. The major components of general and administrative expenses include advertising and promotion, legal and accounting fees, and meals and entertainment. Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

We had a net loss of $5,804 for the three months ending April 30, 2008. For the six months ended April 30, 2008 we had net loss of $11,831. We had a net loss of $60,186 from inception through April 30, 2008. As a result we have a limited operating history upon which to evaluate our business. We believe that we can operate at break-even or perhaps even generate a profit with enough client revenue.

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

Liquidity and Capital Resources

As of April 30, 2008, we had cash or cash equivalents of $14,967.

Net cash used in operating activities was $9,303 for the six months ended April 30, 2008 compared to net cash used in operating activities of $36,303 from inception through April 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

We had no investing activities in all relevant periods.

Cash flows from financing activities were $100 for the six months ended April 30, 2008, compared to $51,270 from inception through April 30, 2008. These cash flows were principally related to stock sales and loans to us for our operational activities.

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

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of April 30, 2008, being the date of our most recently completed fiscal quarter end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended April 30, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

(b)  The Company filed no reports on Form 8-K during the three months ended April 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Famous Products, Inc.

Date: June 16, 2008	By:	/s/ John Quam
John Quam, President, Chief Executive Officer and Chief Financial Officer