Form 10QSB
period 2008-07-31
FAMOUS PRODUCTS INC
filed 2008-09-10
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2008

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

Large accelerated filer[ ]	Accelerated filer[ ]

Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

As of August 1, 2008, registrant had outstanding 21,049,400 shares of the registrant's common stock.

FORM 10-QSB
FAMOUS PRODUCTS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FAMOUS PRODUCTS, INC. and our subsidiary, Fancy Face Promotions, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

FAMOUS PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Famous Products, Inc.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	July	October
	31, 2008	31, 2007
ASSETS
Current Assets
Cash	$7,720	$24,170
Accounts receivable	3,120	-

Total current assets	10,840	24,170

Property, Plant, & Equipment
Office equipment (net of accumulated depreciation $1,651 & $826 respectively)	1,653	2,478

TOTAL ASSETS	$12,493	$26,648

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$2,859	$-
Interest payable	1,625	505
Advances from related party	3,455	-
Current portion notes payable	25,000	25,000

Total current liabilities	32,939	25,505

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$3 2,939	$25,505

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049	21,049

Capital paid in excess of par value	28,449	28,449

Deficit accumulated during the development stage	(69,944)	(48,355)

TOTAL SHAREHOLDERS' EQUITY	(20,446)	1,143

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,493	$26,648

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	May 23
	Ended	2007 (inception)
	April	through July
	30, 2008	31, 2008

Revenue:	$3,200	$2,226

General & Administrative Expenses

Accounting	1,500	-
Advertising & promotion	-	3,787
Bank charges	(16)	-
Compensatory stock issuances	-	20,850
Consulting & contract labor	3,324	-
Depreciation	275	-
Legal	7,500	12,000
Office	-	-
Stock transfer	-	-

Total G & A	12,583	36,637

Income (Loss) from operations	(9,383)	(34,411)

Other (Expenses) interest	(375)	(197)

Net (Loss)	$(9,758)	$(34,608)

Basic (Loss) per common share	(0.00)	(0.01)

Weighted Average Common Shares Outstanding	21,049,000	3,486,667

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	9 Months	May 23	May 23
	Ended	2007 (inception)	2007 (inception)
	July	through July	through April
	31, 2008	31, 2008	30, 2008

Revenue:	$18,970	$2,226	$18,970

General & Administrative Expenses

Accounting	5,020	-	7,520
Advertising & promotion	4,560	3,787	4,560
Bank charges	1,415	-	1,415
Compensatory stock issuances	-	20,850	20,850
Consulting & contract labor	5,732	-	5,732
Depreciation	825	-	825
Legal	7,700	12,000	32,200
Office	10,292	-	10,292
Stock transfer	3,895	-	3,895

Total G & A	39,439	36,637	87,289

Income (Loss) from operations	(20,469)	(34,411)	(68,319)

Other (Expenses) interest	(1,120)	(197)	(1,625)

Net (Loss)	$(21,589)	$(34,608)	$(69,944)

Basic (Loss) per common share	(0.00)	(0.01)	(0.00)

Weighted Average Common Shares Outstanding	21,049,000	3,486,667	21,049,000

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement of Cash Flows

		Unaudited	Unaudited
	Unaudited	May 23,	May 23,
	9 Months	2007 Inception	2007 Inception
	period ended	through	through
	July 31,	July 31,	July 31,
	2008	2008	2008

Net (Loss)	$(21,589)	$(34,608)	$(69,944)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	825	-	825

Increase in accounts receivable	(3,120)	-	(3,120)
Stock issued for services	-	20,850	20,850
Increase in accounts payable	2,859	-	2,859
Increase in bank overdraft	-	-	-
Increase in interest payable	1,120	197	1,625

Net cash (used) in operation activities	(19,905)	(13,561)	(46,905)

Cash flows from investing activities:
	-	-	-
Net cash (used) in investing activities	-	-	-

Cash flows from financing activities:
Issuance of common stock	-	70	26,170

Advances from related party	3,455	1,809	3,455
Notes payable	-	25,000	25,000

Net cash provided from financing activities	3,455	26,879	54,625

Net increase in cash	(16,450)	13,318	7,720
Cash at beginning of period	24,170	-	-
Cash at end of period	$7,720	$13,318	$7,720

Supplemental disclosure information:
Stock issued for services	$-	$20,850	$20,850

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	$21,049	$28,449	$(48,355)	$1,143

Net (loss)				(21,589)	(21,589)

Balance at July 31, 2008 (Unaudited)	21,049,400	$21,049	$28,449	$(69,944)	$(20,446)

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month and Nine Month Periods Ended July 31, 2008 and the period May 23, 2007 (inception) through July 31, 2007

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended July 31, 2008 and the period May 23, 2007 (inception) through July 31, 2007 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and nine month period ended July 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2008.

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

Risks Related to Our Business and Industry

RISKS ASSOCIATED WITH OUR COMPANY:

We have limited operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in May, 2007. At the present time, we have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through July 31, 2008, we generated $18,970 in revenue. We had a net loss of $69,944 for this period. For the three month period ended July 31, 2008, we had $3,200 in revenue and generated a loss of $9,758. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

 *    departures of key personnel.

Of our total outstanding shares as of August 1, 2008, a total of 19,849,800, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Our principal business address is 10680 Hoyt Street Westminster, Colorado 80021. Our phone number is (303) 988-8602.

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending July 31, 2008, for the nine months ended July 31, 2008, and from inception (May 23, 2007) through July 31, 2008. For the fiscal quarter ended July 31, 2008 we had revenues of $3,200. For the nine months ended July 31, 2008 we had revenues of $18,970. From inception through July 31, 2008, we had $$18,970 in revenues.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a full service, brand marketing organization and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses, for the fiscal quarter ending July 31, 2008, were $12,583. For the nine months ended July 31, 2008 we had operating expenses of $39,439. Operating expenses from inception through July 31, 2008, were $36,637. The major components of general and administrative expenses include advertising and promotion, legal and accounting fees, and meals and entertainment. Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

We had a net loss of $9,758 for the three months ending July 31, 2008. For the nine months ended July 31, 2008 we had net loss of $21,589. We had a net loss of $34,608 from inception through July 31, 2008. As a result we have a limited operating history upon which to evaluate our business. We believe that we can operate at break-even or perhaps even generate a profit with enough client revenue.

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

Liquidity and Capital Resources

As of July 31, 2008, we had cash or cash equivalents of $7,720.

Net cash used in operating activities was $19,905 for the nine months ended July 31, 2008 compared to net cash used in operating activities of $46,905 from inception through July 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

We had no investing activities in all relevant periods.

Cash flows from financing activities were $3,455 for the nine months ended July 31, 2008, compared to $54,625 from inception through July 31, 2008. These cash flows were principally related to stock sales and loans to us for our operational activities.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of July 31, 2008, being the date of our most recently completed fiscal quarter end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter ended July 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

(b)  The Company filed no reports on Form 8-K during the three months ended July 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Famous Products, Inc.

Date September 10, 2008	By:	/s/ John Quam
John Quam, President, Chief Executive Officer and Chief Financial Officer