Form 10-K
period 2008-10-31
FAMOUS PRODUCTS INC
filed 2009-01-26
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

The aggregate market value of the voting stock held by nonaffiliates is $ 256,100. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, January 15, 2009, was 21,049,400.

FORM 10-K

Famous Products, Inc.

INDEX

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

We were incorporated under the laws of the State of Colorado on May 23, 2007. Our fiscal year end is October 31.

Our principal business address is 10680 Hoyt Street Westminster, Colorado 80021. Our phone number is (303) 988-8602.

Operations

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr.  Quam, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $50,000 in sales per year to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr.  Quam, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr.  Quam, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

 Backlog

    At October 31, 2008, we had no backlogs.

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

Proprietary Information

           We own no proprietary information.

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

Item 1A. RISK FACTORS.

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

Risks Related to Our Business and Industry

RISKS ASSOCIATED WITH OUR COMPANY:

We have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in May, 2007. We have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through October 31, 2008, we generated a total of $35,825 in revenue. We had a net loss of $66,843 for this period. For the fiscal year ended October 31, 2008, we had $35,825 in revenue and generated a loss of $18,488. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended October 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have a limited operating history. This fact makes it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

As a company with a limited operating history, we are inherently a risky investment. An investor could lose his entire investment.

We have a limited operating history. Because we are a company with a limited history, the operation in which we engage in, brand marketing, is an extremely risky business. An investor could lose his entire investment.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr.  Quam, our President. In the event that we need additional capital, Mr.  Quam has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Our stock has a limited public trading market and there is no guarantee a trading market will ever develop for our securities. You may not able to sell your shares when you want to do so, if at all.

There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of October 31, 2008, a total of 19,849,800, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

    As of January 15, 2009, there were 43 record holders of our common stock and there were 21,049,400 shares of our common stock outstanding.

Market Information

        Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol FPRD. The shares became trading on July 23, 2008 but there is no extensive history of trading. The high and low bid price has been $0.55 and $0.25, respectively, during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Stock Transfer Agent

           The stock transfer agent for our securities is X-Pedited Transfer Corporation, of Denver, Colorado.  Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202.  Their phone number is (303) 573-1000.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

 For the fiscal year ended October 31, 2008, we generated a total of $35,825 in revenues compared to no revenues from inception on May 23, 2007 through October 31, 2007.

 Operating expenses, which consisted of general and administrative expenses, for the fiscal year ended October 31, 2008, were $52,818. For the period from inception on May 23, 2007 through October 31, 2007 operating expenses were $47,850. The major components of general and administrative expenses include advertising and promotion, legal and accounting fees, and meals and entertainment.

 As a result, for the fiscal year ended October 31, 2008, we had a net loss of $18,488. For the period from inception on May 23, 2007 through October 31, 2007, we had a net loss of $48,355.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital,  Mr. Quam has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

Liquidity and Capital Resources.

As of October 31, 2008, we had cash or cash equivalents of $5,302.

Net cash used for operating activities was $21,872 for the fiscal year ended October 31, 2008, compared to $27,000 from inception on May 23, 2007 through October 31, 2007.

Cash flows used in investing activities were $471 for the fiscal year ended October 31, 2008, compared to $-0- from inception on May 23, 2007 through October 31, 2007.

Cash flows provided by financing activities were $3,475 for the fiscal year ended October 31, 2008, compared to $ 51,170 from inception on May 23, 2007 through October 31, 2007.  These cash flows were principally related to sales of stock and notes payable.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr. Quam has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Famous Products, Inc.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

For the period May 23, 2007 (Inception)
Through October 31, 2007
And the year ended  October 31, 2008

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303) 306-1967
Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Famous Products, Inc.
Greenwood Village, Colorado

I have audited the accompanying consolidated balance sheet of Famous Products, Inc. (a development stage company) as of October 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from May 23, 2007 (inception) through October 31, 2007, the year ended October 31, 2008, and the period from May 23, 2007 (inception) through October 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Products, Inc. as of October 31, 2007 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from May 23, 2007 (inception) through October 31, 2007, the year ended October 31, 2008, and the period from May 23, 2007 (inception) through October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
January 22, 2009	RONALD R. CHADWICK, P.C.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
For the years ended.

ASSETS

	October 31	October 31
	2008	2007
Current Assets
Cash	$5,302	$24,170
Accounts receivable	7,640	-

Total current liabilities	12,942	24,170

Property, Plant, & Equipment
Office equipment (net of accumulated depreciation of $1,952 and $1,297)	1,823	2,478

TOTAL ASSETS	$14,765	$26,648

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$1,635	$-
Interest payable	2,000	505
Due to officer	3,475	0
Current portion notes payable	25,000	25,000

Total current liabilities	32,110	25,505

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$32,110	$25,505

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049	21,049

Capital paid in excess of par value	28,449	28,449

Deficit accumulated during the development stage	(66,843)	(48,355)

TOTAL SHAREHOLDERS' EQUITY	(17,345)	1,143

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,765	$26,648

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

		For the period	For the period
		May 23, 2007	May 23, 2007
	Year Ended	(inception)	(inception)
	October 31,	through October	through October
	2008	31, 2007	31, 2008

Revenue	$35,825	$-	$35,825

Operating expenses
Accounting	6,520	2,500	9,020
Advertising & promotion	4,560	-	4,560
Compensatory stock issuances	-	20,850	20,850
Consulting & contract labor	10,254	-	10,254
Depreciation	1,126	-	1,126
Legal	7,700	24,500	32,200
Office	17,454	-	17,454
Stock transfer	5,204	-	5,204

Total General and administrative expenses	52,818	47,850	100,668

(Loss) before other expenses	(16,993)	(47,850)	(64,843)

Other expenses - interest	(1,495)	(505)	(2,000)

Net (Loss)	(18,488)	(48,355)	(66,843)

Basic (Loss) Per Share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares
Outstanding	21,049,400	20,942,756	21,049,400

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows

		For the period	For the period
		May 23, 2007	May 23, 2007
		(inception)	(inception)
	October 31,	through October	through October
	2008	31, 2007	31, 2008

Net (Loss)	$(18,488)	$(48,355)	$(66,843)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	1,126	-	1,126

Increase in accounts receivable	(7,640)	-	(7,640)
Stock issued for services	-	20,850	20,850
Increase in accounts payable	1,635	-	1,635
Increase in bank overdraft	-	-	-
Increase in interest payable	1,495	505	2,000

Net cash (used) in operation activities	(21,872)	(27,000)	(48,872)

Cash flows from investing activities:
Purchase of equipment	(471)	-	(471)

Net cash (used) in investing activities	(471)	-	(471)

Cash flows from financing activities:
Issuance of common stock	-	26,170	26,170
Advances from related party	3,475	-	3,475
Notes payable	-	25,000	25,000

Net cash provided from financing activities	3,475	51,170	54,645

Net increase in cash	(18,868)	24,170	5,302
Cash at beginning of period	24,170	-	-
Cash at end of period	$5,302	$24,170	$5,302

Supplemental disclosure information:
Stock issued for services	$-	$20,850	$20,850

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	21,049	28,449	(48,355)	1,143

Net (Loss)	-	-	-	(18,488)	(18,488)

Balance at October 31, 2008	21,049,400	$21,049	$28,449	$(66,843)	$(17,345)

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period May 23, 2007 (Inception) Through October 31, 2007
And the year ended October 31, 2008

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
And the year ended October 31, 2008

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at October 31, 2008.

REVENUE RECOGNITION

The Company will be performing advertising and promotional activities. The revenue is recognized when the services are performed. As of October 31, 2008 the Company has had limited operations.

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
And the year ended October 31, 2008

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

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of October 31, 2008.

The Company has declared no dividends through October 31, 2008.

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

Note 6 -  Income Taxes

At October 31, 2008 and 2007, the Company had a tax loss of $ 18,488 and $48,355 respectively. As of October 31, 2008 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.  The net operating loss carry forward will begin to expire in 2027.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of October 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as October 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

 Set forth below are the names of our directors and officers, all positions and offices with the Company held, the period during which he or she has served as such, and the business experience during at least the last five years:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of February 19, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 21,049,400 common shares were issued and outstanding as of January 15, 2009.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 500 square feet of office space which we rent from our Presidents son, on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time. We also own some office equipment.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

   Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $7,500 for the year ended October 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $3,000 for the year ended October 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

            * Previously filed with Form SB-2 Registration Statement, January 22, 2008.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 26, 2009.

FAMOUS PRODUCTS, INC.

By:	/s/ John Quam
John Quam, President, Chief Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: January 26, 2009	By:	/s/ John Quam
John Quam
Director

Date: January 26 2009	By:	/s/ Nancy Kochis
Nancy Kochis
Director