Form 10-Q
period 2009-01-31
FAMOUS PRODUCTS INC
filed 2009-03-04
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   January 31, 2009

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

Large accelerated filer[ ]	Accelerated filer[ ]

Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

As of January 31, 2009, registrant had outstanding 21,049,400 shares of the registrant's common stock.

FORM 10-Q

FAMOUS PRODUCTS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FAMOUS PRODUCTS, INC. and our subsidiary, Fancy Face Promotions, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

FAMOUS PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended January 31, 2009

Famous Products, Inc.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

FAMOUS PRODUCTS, INC.
CONSOLIDATED BALANCE SHEET
(A Development Stage Company)

	Unaudited	Audited
	January	October
	31, 2009	31, 2007
ASSETS
Current Assets
Cash	$-	$5,302
Accounts receivable	7,640	7,640

Total current assets	7,640	12,942

Property, Plant, & Equipment
Office equipment	1,508	1,823

TOTAL ASSETS	$9,148	$14,765

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Bank overdraft	$442	$-
Accounts payable	3,625	1,635
Interest payable	2,375	2,000
Due to officer	3,948	3,475
Current portion notes payable	25,000	25,000

Total current liabilities	35,390	32,110

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$35,390	$32,110

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049	21,049

Capital paid in excess of par value	28,449	28,449

Deficit accumulated during the development stage	(75,740)	(66,843)

TOTAL SHAREHOLDERS' EQUITY	(26,242)	(17,345)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,148	$14,765

See Accompanying Notes To These Unaudited Financial Statements.

FAMOUS PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	3 Months	3 Months	May 23
	Ended	Ended	2007 (inception)
	January	January	through January
	31, 2009	31, 2008	31, 2009

Revenue:	$6,214	$9,120	$42,039

General & Administrative Expenses

Accounting	3,490	1,250	12,510
Advertising & promotion	-	4,150	4,560
Consulting & contract labor	2,517	-	23,367
Compensatory stock issuances	-	-	10,254
Depreciation	315	275	1,441
Legal	-	-	32,200
Office	5,750	6,508	23,204
Stock transfer	2,664	2,594	7,868

Total G & A	14,736	14,777	115,404

Income (Loss) from operations	(8,522)	(5,657)	(73,365)

Other (Expenses) interest	(375)	(370)	(2,375)

Net (Loss)	$(8,897)	$(6,027)	$(75,740)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	21,049,400	21,049,400	21,049,400

See Accompanying Notes To These Unaudited Financial Statements.

FAMOUS PRODUCTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (A Development Stage Company)

			May 23,
	Three month	Three month	2007 Inception
	period ended	period ended	through
	January 31,	January 31,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	$(8,897)	$(6,027)	$(75,740)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	315	275	1,441

Increase in accounts receivable			(7,640)
Stock issued for services	-	-	20,850
Increase in accounts payable	1,990	2,718	3,625
Increase in interest payable	375	370	2,375

Net cash (used) in operation activities	(6,217)	(2,664)	(55,089)

Cash flows from investing activities:
Purchase of equipment	-	-	(471)

Net cash (used) in investing activities	-	-	(471)

Cash flows from financing activities:
Issuance of common stock	-	-	26,170
Advances from related party	473		3,948
Notes payable	-	-	25,000

Net cash provided from financing activities	473	-	55,118

Net increase in cash	(5,744)	(2,664)	(442)
Cash at beginning of period	5,302	24,170	-
Cash at end of period	$(442)	$21,506	$(442)

Supplemental disclosure information:
Stock issued for services	$-	$-	$20,850

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	$21,049	$28,449	$(48,355)	$1,143

Net (Loss)	-	-	-	(18,488)	(18,488)

Balance at October 31, 2008	21,049,400	$21,049	$28,449	$(66,843)	$(17,345)

Net (Loss)	-	-	-	(8,897)	(8,897)

Balance at January 31, 2009 (Unaudited)	21,049,400	$21,049	$28,449	$(75,740)	$(26,242)

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
(A Development Stage Company)
Notes To Unaudited Financial Statements
For The Three Month Period Ended January 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended January 31, 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended January 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2009.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended October 31, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB, Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending January 31, 2009. For the fiscal quarter ended January 31, 2009 we had sales of $6,214. For the fiscal quarter ended January 31, 2008 we had sales of $9,120. We had $42,039 in revenues from inception through January 31, 2009.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a full service, brand marketing organization and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses, for the fiscal quarter ending January 31, 2009, were $14,736, compared to operating expenses for the fiscal quarter ending January 31, 2008 of $14,777. Operating expenses from inception through January 31, 2009, were $115,404. The major components of general and administrative expenses include advertising and promotion, legal and accounting fees, and meals and entertainment. Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

We had a net loss of $8,897 for the fiscal quarter ending January 31, 2009, compared to a net loss of $6,027 for the fiscal quarter ending January 31, 2008. We had a net loss of $75,740 from inception through January 31, 2009. We believe that we can operate at break-even or perhaps even generate a profit with enough client revenue.

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

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal quarter, we could be profitable for fiscal year 2009, although it is too early to predict profitability.

Liquidity and Capital Resources

As of January 31, 2009, we had cash or cash equivalents of $(442), compared to $21,506 as of January 31, 2008.

Net cash used in operating activities was $6,217 for the fiscal quarter ended January 31, 2009 compared to net cash used in operating activities of $2,664 for the fiscal quarter ended January 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

We had no investing activities in all relevant periods.

Cash flows provided by financing activities were $473 for the fiscal quarter ended January 31, 2009, compared to $-0- for the fiscal quarter ended January 31, 2008. These cash flows were related to loans to us for our operational activities.

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

Plan of Operation

Our plan for the twelve months beginning January 1, 2009 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

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

Risks Related to Our Business and Industry

RISKS ASSOCIATED WITH OUR COMPANY:

We have a limited operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in May, 2007. At the present time, we have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through January 31, 2009, we generated $42,039 in revenue. We had a net loss of $75,740 for this period. For the three month period ended January 31, 2009, we had $6,214 in revenue and generated a loss of $8,897. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

 *    departures of key personnel.

Of our total outstanding shares as of March 1, 2009, a total of 19,849,800, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

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

(b)  The Company filed no reports on Form 8-K during the three months ended January 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Famous Products, Inc.

Date March 3, 2009	By:	/s/ John Quam
John Quam, President, Chief Executive Officer and Chief Financial Officer