Form 10-Q
period 2009-04-30
FAMOUS PRODUCTS INC
filed 2009-06-15
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Missing Graphic Reference]

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   April 30, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

[Missing Graphic Reference]

Commission File No. 000-53086

FAMOUS PRODUCTS, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-5566275
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

10680 Hoyt Street
Westminster, Colorado	80021
(Address of principal executive offices)	(zip code)

(303) 998-8602
 (Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

As of April 30, 2009, registrant had outstanding 21,049,400 shares of the registrant's common stock.

FORM 10-Q

FAMOUS PRODUCTS, INC.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FAMOUS PRODUCTS, INC. and our subsidiary, Fancy Face Promotions, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

FAMOUS PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended April 30, 2009

Famous Products, Inc.
Consolidated Financial Statements
(Unaudited)

Famous Products, Inc.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	April	October
	30, 2009	31, 2008
ASSETS
Current Assets
Cash	$357	$5,302
Accounts receivable	3,576	7,640

Total current assets	3,933	12,942

Property, Plant, & Equipment
Office equipment	1,194	1,823

TOTAL ASSETS	$5,127	$14,765

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Bank overdraft	$339	$-
Accounts payable	6,436	1,635
Interest payable	2,790	2,000
Due to officer	4,881	3,475
Current portion notes payable	27,000	25,000

Total current liabilities	41,446	32,110

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$41,446	$32,110

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049	21,049

Capital paid in excess of par value	28,449	28,449

Deficit accumulated during the development stage	(85,817)	(66,843)

TOTAL SHAREHOLDERS' EQUITY	(36,319)	(17,345)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,127	$14,765

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months Ended April 30, 2009	3 Months Ended April 30, 2008

Revenue:	$-	$6,650

General & Administrative Expenses

Accounting	2,000	2,270
Consulting	4,845	2,408
Depreciation	314	275
Legal	-	200
Office	748	5,625
Stock transfer	754	1,301

Total G & A	8,661	12,079

Income (Loss) from operations	(8,661)	(5,429)

Other (Expenses) interest	(1,415)	(375)

Net (Loss)	$(10,076)	$(5,804)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	21,049,400	21,049,400

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)
	Unaudited 6 Months Ended April 30, 2009	Unaudited 6 Months Ended April 30, 2008	Unaudited May 23, 2007 (inception) through April 30, 2009

Revenue:	$6,214	$15,770	$42,039

General & Administrative Expenses

Accounting	5,490	3,520	14,510
Advertising & promotion	-	4,560	4,560
Compensatory stock issuances	-	-	20,850
Consulting & contract labor	7,363	2,408	17,617
Depreciation	629	550	1,755
Legal	-	200	32,200
Office	7,252	11,723	24,706
Stock transfer	2,664	3,895	7,868

Total G & A	23,398	26,856	124,066

Income (Loss) from operations	(17,184)	(11,086)	(82,027)

Other (Expenses) interest	(1,790)	(745)	(3,790)

Net (Loss)	$(18,974)	$(11,831)	$(85,817)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	21,049,400	21,049,400	21,049,400

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number of Common Shares Issued	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	$21,049	$28,449	$(48,355)	$1,143

Net (Loss)	-	-	-	(18,488)	(18,488)

Balance at October 31, 2008	21,049,400	$21,049	$28,449	$(66,843)	$(17,345)

Net (Loss)	-	-	-	(18,974)	(18,974)

Balance at April 30, 2009 (Unaudited)	21,049,400	$21,049	$28,449	$(85,817)	$(36,319)

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Unaudited 6 Months Ended April 30, 2009	Unaudited 6 Months Ended April 30, 2008	Unaudited May 23, 2007 (inception) through April 30, 2009

Net (Loss)	$(18,974)	$(11,831)	$(85,817)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	629	550	1,755

( Increase) decrease in accounts receivable	4,064	(1,200)	(3,576)
Stock issued for services	-	-	20,850
Increase in accounts payable	4,801	1,359	6,436
Increase in bank overdraft	339	1,074	339
Interest acretion	1,000	-	1,000
Increase in interest payable	790	745	2,790

Net cash (used) in operation activities	(7,351)	(9,303)	(56,223)

Cash flows from investing activities:
Purchase of equipment	-	-	(471)

Net cash (used) in investing activities	-	-	(471)

Cash flows from financing activities:
Issuance of common stock	-	-	26,170
Advances from related party	1,406	100	4,881
Notes payable	1,000	-	26,000

Net cash provided from financing activities	2,406	100	57,051

Net increase (decrease) in cash	(4,945)	(9,203)	357
Cash at beginning of period	5,302	24,170	-
Cash at end of period	$357	$14,967	$357

Supplemental disclosure information:
Stock issued for services	$-	$-	$20,850

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Famous Products, Inc.
Notes To Unaudited Consolidated Financial Statements
For The Three Month and Six Month Periods Ended April 30, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended April 30, 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and six month period ended April 30, 2009 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2009.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending April 30, 2009 and 2008 and for the six months ended April 30, 2009 and 2008. For the fiscal quarter ended April 30, 2009 we had sales of $-0- compared to  $6,650 in  sales for the fiscal quarter ended April 30, 2008. For the six months ended April 30, 2009 we had sales of $6,214, compared to $15,770 in sales for the six months ended April 30, 2008.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which is comprised of general and administrative expenses for the fiscal quarter ended April 30, 2009 was $8,661, compared to operating expenses of $12,079 for the fiscal quarter ended April 30, 2008. Our operating expenses for the six months ended April 30, 2009 was $23,398, compared to operating expenses of $26,856 for the six months ended April 30, 2008.

The major component of these general and administrative expenses were advertising and promotion, payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce prepaid expenses.

We had a net loss of $10,076 for the fiscal quarter ended April 30, 2009, compared to a net loss of $5,804 for the fiscal quarter ended April 30, 2008. We had a net loss for the six months ended April 30, 2009 was $18,974, compared to a net loss of $11,831 for the six months ended April 30, 2008. We expect we will operate at a profit, but cannot guarantee we will be able to do so.

We believe that overhead cost in current operations should remain fairly constant as sales improve.  Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal quarter, we could be profitable for fiscal year 2009, although it is too early to predict profitability.

Liquidity and Capital Resources

As of April 30, 2009, we had cash or cash equivalents of $357.

Net cash used in operating activities was $7,351 for the six months ended April 30, 2009 compared to net cash used in operating activities of $9,303 for the six months ended April 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used in investing activities were -0- for the six months ended April 30, 2009, compared to $-0- for the six months ended April 30, 2008. These activities represent the purchase of office equipment for our operations.

Cash flows from financing activities were $2,406 for the six months ended April 30, 2009, compared to $100 for the six months ended April 30, 2008. These cash flows were principally related to loans to us for our operational activities.

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

We were formed as a Colorado business entity in May, 2007. At the present time, we have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through April 30, 2009, we generated $42,039 in revenue. We had a net loss of $85,817 for this period. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

Of our total outstanding shares as of May 1, 2009, a total of 19,849,800, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

(b)  The Company filed no reports on Form 8-K during the three months ended April 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Famous Products, Inc.

Date June 15, 2009	By:	/s/ John Quam
John Quam, President, Chief Executive Officer and Chief Financial Officer