Form 10-Q
period 2009-07-31
FAMOUS PRODUCTS INC
filed 2009-09-14
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   July 31, 2009

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

As of July 31, 2009, registrant had outstanding 21,049,400 shares of the registrant's common stock.

FORM 10-Q

FAMOUS PRODUCTS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FAMOUS PRODUCTS, INC. and our subsidiary, Fancy Face Promotions, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

FAMOUS PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended July 31, 2009

Famous Products, Inc.
Consolidated Financial Statements
(Unaudited)

 FAMOUS PRODUCTS, INC.
Consolidated Balance Sheet

(A Development Stage Company)

	Unaudited	Audited
	July	October
	31, 2009	31, 2008
ASSETS
Current Assets
Cash	$357	$5,302
Accounts receivable	3,576	7,640

Total current assets	3,933	12,942

Property, Plant, & Equipment
Office equipment	880	1,823

TOTAL ASSETS	$4,813	$14,765

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Bank overdraft	$-	$-
Accounts payable	8,477	1,635
Interest payable	3,240	2,000
Due to officer	4,881	3,475
Current portion notes payable	31,500	25,000

Total current liabilities	48,098	32,110

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$48,098	$32,110

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049	21,049

Capital paid in excess of par value	28,449	28,449

Deficit accumulated during the development stage	(92,783)	(66,843)

TOTAL SHAREHOLDERS' EQUITY	(43,285)	(17,345)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,813	$14,765

See Accompanying Notes To These Unaudited Financial Statements.

FAMOUS PRODUCTS, INC.
Unaudited Statement Of Operations

(A Development Stage Company)

	3 Months	3 Months
	Ended	Ended
	July	July
	31, 2009	31, 2008

Revenue:	$-	$3,200

General & Administrative Expenses

Accounting	2,500	1,500
Consulting	-	3,324
Depreciation	314	275
Legal	-	7,500
Office	50	(16)
Stock transfer	652	-

Total G & A	3,516	12,583

Income (Loss) from operations	(3,516)	(9,383)

Other (Expenses) interest	(3,450)	(375)

Net (Loss)	$(6,966)	$(9,758)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	21,049,400	21,049,400

See Accompanying Notes To These Unaudited Financial Statements.

FAMOUS PRODUCTS, INC.
Unaudited Statement Of Operations

(A Development Stage Company)

			Unaudited
	Unaudited 9 Months Ended	Unaudited 9 Months Ended	May 23 2007 (inception)
	July	July	through July
	31, 2009	31, 2008	31, 2009

Revenue:	$6,214	$18,970	$42,039

General & Administrative Expenses

Accounting	7,990	5,020	17,010
Advertising & promotion	-	4,560	4,560
Compensatory stock issuances	-	-	20,850
Consulting & contract labor	7,363	5,732	17,617
Depreciation	943	825	2,069
Legal	-	7,700	32,200
Office	7,302	11,707	24,756
Stock transfer	3,316	3,895	8,520

Total G & A	26,914	39,439	127,582

Income (Loss) from operations	(20,700)	(20,469)	(85,543)

Other (Expenses) interest	(5,240)	(1,120)	(7,240)

Net (Loss)	$(25,940)	$(21,589)	$(92,783)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	21,049,400	21,049,400	21,049,400

See Accompanying Notes To These Unaudited Financial Statements.

FAMOUS PRODUCTS, INC.
Consolidated Statement of Shareholders' Equity

(A Development Stage Company)

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total

Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	$21,049	$28,449	$(48,355)	$1,143

Net (Loss)	-	-	-	(18,488)	(18,488)

Balance at October 31, 2008	21,049,400	$21,049	$28,449	$(66,843)	$(17,345)

Net (Loss)	-	-	-	(25,940)	(25,940)

Balance at July 31, 2009 (Unaudited)	21,049,400	$21,049	$28,449	$(92,783)	$(43,285)

See Accompanying Notes To These Unaudited Financial Statements.

FAMOUS PRODUCTS, INC.
Consolidated Statement of Cash Flows

(A Development Stage Company)

			Unaudited
	Unaudited 9 Months Ended	Unaudited 9 Months Ended	May 23 2007 (inception)
	July	July	through July
	31, 2009	31, 2008	31, 2009

Net (Loss)	$(25,940)	$(21,589)	$(92,783)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	943	825	2,069

( Increase) decrease in accounts receivable	4,064	(3,120)	(3,576)
Stock issued for services	-	-	20,850
Increase in accounts payable	6,842	2,859	8,477
Interest acretion	4,000	-	4,000
Increase in interest payable	1,240	1,120	3,240

Net cash (used) in operation activities	(8,851)	(19,905)	(57,723)

Cash flows from investing activities:
Purchase of equipment	-	-	(471)

Net cash (used) in investing activities	-	-	(471)

Cash flows from financing activities:
Issuance of common stock	-	-	26,170
Advances from related party	1,406	3,455	4,881
Notes payable	2,500	-	27,500

Net cash provided from financing activities	3,906	3,455	58,551

Net increase (decrease) in cash	(4,945)	(16,450)	357
Cash at beginning of period	5,302	24,170	-
Cash at end of period	$357	$7,720	$357

Supplemental disclosure information:
Stock issued for services	$-	$-	$20,850
Expenses paid by shareholder on behalf of Company	$1,500	$-	$1,500

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

FAMOUS PRODUCTS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(A Development Stage Company)

For The Three Month and Nine Month Periods Ended July 31, 2009
and the period May 23, 2007 (inception) through July 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and nine month interim period ended July 31, 2009 and the period May 23, 2007 (inception) through July 31, 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and nine month period ended July 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2009.

Note 2 – Notes Payable

The Company was in need of additional funds and borrowed cash in the amount of $31,500. The notes included additional interest of $5,500 for a total amount due of $31,500 due on demand. Interest is accruing at a rate of 6% and 8% per annum on the $31,500 face value.

Note 3 - Financial Statements

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending July 31, 2009 and 2008 and for the nine months ended July 31, 2009 and 2008. For the fiscal quarter ended July 31, 2009 we had sales of $-0- compared to $3,200 in  sales for the fiscal quarter ended July 31, 2008. For the nine months ended July 31, 2009 we had sales of $6,214, compared to $18,970 in sales for the nine months ended July 31, 2008.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which is comprised of general and administrative expenses for the fiscal quarter ended July 31, 2009 was $3,516, compared to operating expenses of $12,583 for the fiscal quarter ended July 31, 2008. Our operating expenses for the nine months ended July 31, 2009 was $26,914, compared to operating expenses of $39,439 for the nine months ended July 31, 2008.

The major component of these general and administrative expenses were advertising and promotion, payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce prepaid expenses.

We had a net loss of $6,966 for the fiscal quarter ended July 31, 2009, compared to a net loss of $9,758 for the fiscal quarter ended July 31, 2008. We had a net loss for the nine months ended July 31, 2009 was $25,940, compared to a net loss of $21,589 for the nine months ended July 31, 2008. We expect we will operate at a profit, but cannot guarantee we will be able to do so.

We believe that overhead cost in current operations should remain fairly constant as sales improve.  Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal quarter, we could be profitable for fiscal year 2009, although it is too early to predict profitability.

Liquidity and Capital Resources

As of July 31, 2009, we had cash or cash equivalents of $357.

Net cash used in operating activities was $8,851 for the nine months ended July 31, 2009 compared to net cash used in operating activities of $19,905 for the nine months ended July 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used in investing activities were $-0- for the nine months ended July 31, 2009, compared to $-0- for the nine months ended July 31, 2008. These activities represent the purchase of office equipment for our operations.

Cash flows provided by financing activities were $3,906 for the nine months ended July 31, 2009, compared to $3,455 for the nine months ended July 31, 2008. These cash flows were principally related to loans to us for our operational activities.

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

We were formed as a Colorado business entity in May, 2007. At the present time, we have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through July 31, 2009, we generated $42,039 in revenue. We had a net loss of $92,783 for this period. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

We have no experience as a public company.Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Our business is not diversified, which could result in significant fluctuations in our operating results.A downturn in that sector may reduce our stock price, even if our business is successful.

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

(b)  The Company filed no reports on Form 8-K during the three months ended July 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Famous Products, Inc.

Date September 14, 2009	By:	/s/ John Quam
John Quam, President, Chief Executive Officer and Chief Financial Officer