Form 10-K
period 2009-10-31
FAMOUS PRODUCTS INC
filed 2010-02-01
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 2009

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
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

The aggregate market value of the voting stock held by nonaffiliates is $ 256,100. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, January 20, 2010, was 21,049,400.

FORM 10-K

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

Our principal business address is 10680 Hoyt Street Westminster, Colorado 80021. Our phone number is (303) 988-8602.

Operations

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business.Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our product. Our resources consist of our available cash and advances from Mr.  Quam, who has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2010. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $50,000 in sales per year to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Mr.  Quam, who has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $50,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Mr.  Quam, who has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

   We are presently in operation. We utilize the expertise and existing business relationships of our principal officer, Mr.  Quam to develop our opportunities. All operational decisions will be made solely by Mr.  Quam.

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

 Backlog

At October 31, 2009, we had no backlogs.

Employees

We have one full-time employee: Mr. John Quam, our President. He does not draw a salary or receive any other kind of compensation. However, we reimburse our employees for all necessary and customary business related expenses.  We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.  We do not pay our Directors separately for any Board meeting they attend.

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

We were formed as a Colorado business entity in May, 2007. We have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through October 31, 2009, we generated a total of $42,039 in revenue. We had a net loss of $102,749 for this period. For the fiscal year ended October 31, 2009, we had $6,214 in revenue and generated a loss of $35,906. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended October 31, 2009 and 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have one employee, our President, Mr. Quam. If we experience rapid growth of our operations, we could see a backlog of client orders. We can resolve these capacity issues by hiring additional personnel and upgrading our infrastructure. However, we cannot guarantee that sufficient additional personnel will be available or that we will find suitable personnel to aid our growth. In any case, we will continue pursuing additional sales growth for our company. Expanding our infrastructure will be expensive, and will require us to train our workforce, and improve our financial and managerial controls to keep pace with the growth of our operations.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay our development or indefinitely postponed.  Our investors could lose some or all of their investment.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Mr.  Quam, our President. In the event that we need additional capital, Mr.  Quam has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

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

Our success will be dependent upon the decision making of our director and executive officer, Mr. Quam. This individual intends to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of Mr. Quam, our President, could have a material, adverse impact on our operations. We have no written employment agreements with Mr. Quam. We have not obtained key man life insurance on the life of Mr. Quam.

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

Of our total outstanding shares as of October 31, 2009, a total of 19,849,800, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of January 20, 2010, there were 43 record holders of our common stock and there were 21,049,400 shares of our common stock outstanding.

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

For the fiscal year ended October 31, 2009, we generated a total of $6,214 in revenues compared $35,825 in revenues for the fiscal year ended October 31, 2008.

Operating expenses, which consisted of general and administrative expenses, for the fiscal year ended October 31, 2009, were $33,361, compared to $52,818 for the fiscal year ended October 31, 2008. The major components of general and administrative expenses include advertising and promotion, legal and accounting fees, and meals and entertainment.

As a result, for the fiscal year ended October 31, 2009, we had a net loss of $35,906. For the fiscal year ended October 31, 2008, we had a net loss of $18,488.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $50,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Mr. Quam has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

Liquidity and Capital Resources.

As of October 31, 2009, we had cash or cash equivalents of $357, compared to cash or cash equivalents of $5,302 as of October 31, 2008.

Net cash used for operating activities was $17,917 for the fiscal year ended October 31, 2009, compared to $21,872 for the fiscal year ended October 31, 2008.

Cash flows provided by investing activities were $566 for the fiscal year ended October 31, 2009, compared to cash flows used in investing activities of $471 for the fiscal year ended October 31, 2008.

Cash flows provided by financing activities were $12,406 for the fiscal year ended October 31, 2009, compared to $ 3,475 for the fiscal year ended October 31, 2008. These cash flows were principally related to notes payable.

Over the next twelve months we do not expect any material our capital costs to develop operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Mr. Quam has agreed to loan such funds as may be necessary through December 31, 2010 for working capital purposes.

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

Famous Products, Inc.
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS
 With Independent Accountant’s Audit Report

For the fiscal year ended October 31, 2009 and 2008 and
For the Period May 23, 2007 (Inception) through October 31, 2009

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Famous Products, Inc.
Greenwood Village, Colorado

I have audited the accompanying consolidated balance sheet of Famous Products, Inc. (a development stage company) as of October 31, 2008 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended October 31, 2008 and 2009, and the period from May 23, 2007 (inception) through October 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Famous Products, Inc. as of October 31, 2007 and 2008 and the consolidated results of its operations and its cash flows for the years ended October 31, 2008 and 2009, and the period from May 23, 2007 (inception) through October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/S/ Ronald R. Chadwick, P.C.
January 28, 2010	RONALD R. CHADWICK, P.C.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
	For the years ended
	October 31	October 31
	2009	2008
Current Assets
Cash	$357	$5,302
Accounts receivable	-	7,640

Total current liabilities	357	12,942

Property, Plant, & Equipment
Office equipment (net of accumulated depreciation of -0- and $1,952)	-	1,823

TOTAL ASSETS	$357	$14,765

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$8,968	$1,635
Interest payable	3,759	2,000
Due to officer	4,881	3,475
Current portion notes payable	36,000	25,000

Total current liabilities	53,608	32,110

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$53,608	$32,110

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049	21,049

Capital paid in excess of par value	28,449	28,449

Deficit accumulated during the development stage	(102,749)	(66,843)

TOTAL SHAREHOLDERS' EQUITY	(53,251)	(17,345)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$357	$14,765

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Operations

			For the period
			May 23, 2007
	Year Ended		(inception)
	October 31,	October 31,	through October
	2009	2008	31, 2009

Revenue	$6,214	$35,825	$42,039

Operating expenses
Accounting	9,490	6,520	18,510
Advertising & promotion	-	4,560	4,560
Bad debt	3,576		3,576
Compensatory stock issuances	-	-	20,850
Consulting & contract labor	7,363	10,254	17,617
Depreciation	1,257	1,126	2,383
Legal	-	7,700	32,200
Office	7,502	17,454	24,956
Stock transfer	3,607	5,204	8,811
Abandoned assets	566	-	566

Total General and administrative expenses	33,361	52,818	134,029

(Loss) before other expenses	(27,147)	(16,993)	(91,990)

Other expenses - interest	(8,759)	(1,495)	(10,759)

Net (Loss)	(35,906)	(18,488)	(102,749)

Basic (Loss) Per Share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares
Outstanding	21,049,400	21,049,400	21,049,400

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total

Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	21,049	28,449	(48,355)	1,143

Net (Loss)	-	-	-	(18,488)	(18,488)

Balance at October 31, 2008	21,049,400	21,049	28,449	(66,843)	(17,345)

Net (Loss)	-	-	-	(35,906)	(35,906)

Balance at October 31, 2009	21,049,400	21,049	28,449	(102,749)	(53,251)

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows

			For the period
			May 23, 2007
			(inception)
	October 31,		through October
	2009	2008	31, 2009

Net (Loss)	$(35,906)	$(18,488)	$(102,749)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	1,257	1,126	2,383

Decrease (Increase) in accounts receivable	7,640	(7,640)	-
Stock issued for services	-		20,850
Increase in accounts payable	7,333	1,635	8,968
Increase in bank overdraft	-	-	-
Increase in interest payable	1,759	1,495	3,759

Net cash (used) in operation activities	(17,917)	(21,872)	(66,789)

Cash flows from investing activities:
Abandoned assets	566		566
Purchase of equipment	-	(471)	(471)

Net cash (used) in investing activities	566	(471)	95

Cash flows from financing activities:
Issuance of common stock	-	-	26,170
Advances from related party terated as additional capital	1,406	3,475	4,881
Notes payable	11,000	-	36,000

Net cash provided from financing activities	12,406	3,475	67,051

Net increase in cash	(4,945)	(18,868)	357
Cash at beginning of period	5,302	24,170	-
Cash at end of period	$357	$5,302	$357

Supplemental disclosure information:
Stock issued for services	$-	$-	$20,850

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Famous Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the fiscal year ended October 31, 2009 and 2008 and
For the Period May 23, 2007 (Inception) through October 31, 2009

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

Famous Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the fiscal year ended October 31, 2009 and 2008 and
For the Period May 23, 2007 (Inception) through October 31, 2009

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at October 31, 2009 and 2008.

REVENUE RECOGNITION

The Company will be performing advertising and promotional activities. The revenue is recognized when the services are performed. As of October 31, 2009 the Company has had limited operations.

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

Famous Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the fiscal year ended October 31, 2009 and 2008 and
For the Period May 23, 2007 (Inception) through October 31, 2009

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

The Company authorized 1,000,000 shares of no par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of October 31, 2009.

The Company has declared no dividends through October 31, 2009.

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

Famous Products, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the fiscal year ended October 31, 2009 and 2008 and
For the Period May 23, 2007 (Inception) through October 31, 2009

Note 6 -  Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At October 31, 2009 and 2008, the Company had approximately $35,906 and $18,488 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2029. A deferred tax asset at each date of approximately $7,181 and $3,698 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended October 31, 2009 and  2008 was approximately $3,517 and $5,973 respectively.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, we concluded that our disclosure controls and procedures were effective as of October 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (ICFR).

Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of October 31, 2009, we did maintain effective control over the financial reporting process.

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

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

        Set forth below, as of January 29, 2010, are the name of our directors and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Name	Age	Positions and Offices Held

John Quam	79	President, Treasurer, Director
Brian Camozzi	19	Secretary and Director

Background Information about Our Officers and Directors

Mr. Quam has been our President, Treasurer and a Director since our inception. He is the founder and has been with us since inception in May, 2007.  Mr. Quam graduated from Kansas State University in 1950 with Engineering and Marketing Degree and also a degree in Education. He Career was primarily teaching in the Aurora Public Schools district until his retirement in 1990. Since his retiring from the education field he has concentrated his efforts working with the Civitan’s Club raising money and assisting in programs for the physically and mentally handicapped children. In 2001 John Quam was the President of the Colorado regional chapter of the Civitan’s Organization. He devotes approximately forty hours per month to our business.

Mr. Camozzi became our Secretary and a Director in January, 2010. He is currently working as an independent consultant for King of Champions Promotions, Inc (KOC). KOC is a Colorado based extreme sports promotion and trade show company. He is responsible for managing individual extreme sports events, from 5-6 events each year, including; managing the profit & loss, event scheduling, logistics and box office management. From June, 2009 to December, 2010 he was assistant to the CEO of New Vision Technologies, Inc., a private high technology company, focused on data storage, and headquartered in Colorado. His primary responsibilities were business development, cash flow management oversight, and vendor relationship management. Prior to joining New Vision Technologies, Mr. Camozzi served in several high profile sports apparel and sporting goods organizations, including “Dick’s Sporting Goods” and “Finish Line”, as an account executive. Mr. Camozzi already serves as the President, Treasurer and Secretary of Fancy Face Promotions, Inc. He will devote as much time as is necessary to carry out his responsibilities as a Director of our company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of as of January 20, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 21,049,400 common shares were issued and outstanding as of as of January 29, 2010.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

John Quam	20,000,000	95.0%
10680 Hoyt Street.
Westminster, Colorado 80021

Brian Camozzi 10680 Hoyt Street Westminster, Colorado 80021	-0-	-0-

All officers and directors as a group (two persons)	20,000,000	95.0%
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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $7,500 for the year ended October 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $7,500 for the year ended October 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

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

            * Previously filed with Form SB-2 Registration Statement, January 22, 2008.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 1, 2010.

FAMOUS PRODUCTS, INC.

By:	/s/ John Quam
John Quam, President, Chief Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Date: February 1, 2010	By:	/s/ John Quam
John Quam
Director

Date: February 1, 2010	By:	/s/ Brian Camozzi
Brian Camozzi
Director