Form 10-Q
period 2010-01-31
FAMOUS PRODUCTS INC
filed 2010-03-15
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   January 31, 2010

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

As of January 31, 2010, registrant had outstanding 21,049,400 shares of the registrant's common stock.

FORM 10-Q

FAMOUS PRODUCTS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FAMOUS PRODUCTS, INC. and our subsidiary, Fancy Face Promotions, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

FAMOUS PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended January 31, 2010

Famous Products, Inc.
Consolidated Financial Statements
(Unaudited)

FAMOUS PRODUCTS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	Unaudited	Audited
	January	October
	31, 2010	31, 2009
ASSETS
Current Assets
Cash	$357	$357
Accounts receivable	-	-

Total current assets	357	357

Property, Plant, & Equipment
Office equipment	-	-

TOTAL ASSETS	$357	$357

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Bank overdraft	$-	$-
Accounts payable	10,204	8,968
Interest payable	4,523	3,759
Due to officer	4,881	4,881
Current portion notes payable	50,250	36,000

Total current liabilities	69,858	53,608

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$69,858	$53,608

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049	21,049

Capital paid in excess of par value	28,449	28,449

Deficit accumulated during the development stage	(118,999)	(102,749)

TOTAL SHAREHOLDERS' EQUITY	(69,501)	(53,251)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$357	$357

The accompanying notes are an integral part of the consolidated financial statements.

FAMOUS PRODUCTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Unaudited 3 Months Ended January 31, 2010	Unaudited 3 Months Ended January 31, 2009	Unaudited May 23 2007 (inception) through January 31, 2010

Revenue:	$-	$6,214	$42,039

General & Administrative Expenses

Accounting	3,250	3,490	21,760
Advertising & promotion	-	-	4,560
Bad debt	-	-	3,576
Compensatory stock issuances	-	-	20,850
Consulting & contract labor	-	2,517	17,617
Depreciation	-	315	2,383
Legal	-	-	32,200
Office	-	5,750	24,956
Stock transfer	2,736	2,664	11,547
Abandoned assets	-	-	566

Total G & A	5,986	14,736	140,015

Income (Loss) from operations	(5,986)	(8,522)	(97,976)

Other (Expenses) interest	(10,264)	(375)	(21,023)

Net (Loss)	$(16,250)	$(8,897)	$(118,999)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	21,049,400	21,049,400	21,049,400

The accompanying notes are an integral part of the consolidated financial statements.

FAMOUS PRODUCTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	$21,049	$28,449	$(48,355)	$1,143

Net (Loss)	-	-	-	(18,488)	(18,488)

Balance at October 31, 2008	21,049,400	$21,049	$28,449	$(66,843)	$(17,345)

Net (Loss)	-	-	-	(35,906)	(35,906)

Balance at October 31, 2009	21,049,400	$21,049	$28,449	$(102,749)	$(53,251)

Net (Loss)	-	-	-	(16,250)	(16,250)

Balance at January 31, 2010 (unaudited)	21,049,400	$21,049	$28,449	$(118,999)	$(69,501)

The accompanying notes are an integral part of the consolidated financial statements.

FAMOUS PRODUCTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Unaudited 3 Months Ended January 31, 2010	Unaudited 3 Months Ended January 31, 2009	Unaudited May 23 2007 (inception) through January 31, 2010

Net (Loss)	$(16,250)	$(8,897)	$(118,999)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	-	315	2,383

( Increase) decrease in accounts receivable	-	-	-
Stock issued for services	-	-	20,850
Increase in accounts payable	1,236	1,990	10,204
Increase in bank overdraft	-	-	-
Increase in interest payable	764	375	4,523

Net cash (used) in operation activities	(14,250)	(6,217)	(81,039)

Cash flows from investing activities:
Abandoned assets	-	-	566
Purchase of equipment	-	-	(471)

Net cash (used) in investing activities	-	-	95

Cash flows from financing activities:
Issuance of common stock	-	-	26,170
Advances from related party	-	473	4,881
Notes payable	14,250	-	50,250

Net cash provided from financing activities	14,250	473	81,301

Net increase (decrease) in cash	-	(5,744)	357
Cash at beginning of period	357	5,302	-
Cash at end of period	$357	$(442)	$357

Supplemental disclosure information:
Stock issued for services	$-	$-	$20,850
Expenses paid by shareholder on behalf of Company	$-	$-	$1,500

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

 FAMOUS PRODUCTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended January 31, 2010 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended January 31, 2010 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended October 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Our principal business address is 10680 Hoyt Street Westminster, Colorado 80021. Our phone number is (303) 988-8602.

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending January 31, 2010. For the fiscal quarter ended January 31, 2010 we had sales of $-0-. For the fiscal quarter ended January 31, 2009 we had sales of $6,214.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a full service, brand marketing organization and our ability to generate revenues.

Operating expenses, which consisted solely of general and administrative expenses, for the fiscal quarter ending January 31, 2010, were $5,986, compared to operating expenses for the fiscal quarter ending January 31, 2009 of $14,736. The major components of general and administrative expenses include advertising and promotion, legal and accounting fees, and meals and entertainment. Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

We had a net loss of $16,250 for the fiscal quarter ending January 31, 2010, compared to a net loss of $8,897 for the fiscal quarter ending January 31, 2009. We believe that we can operate at break-even or perhaps even generate a profit with enough client revenue.

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

Liquidity and Capital Resources

As of January 31, 2010, we had cash or cash equivalents of $357, compared to $(442) as of January 31, 2009.

Net cash used in operating activities was $14,250 for the fiscal quarter ended January 31, 2010 compared to net cash used in operating activities of $6,217 for the fiscal quarter ended January 31, 2009. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

We had no investing activities in all relevant periods.

Cash flows provided by financing activities were $14,250 for the fiscal quarter ended January 31, 2010, compared to $473 for the fiscal quarter ended January 31, 2009. These cash flows were related to loans to us for our operational activities.

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

Plan of Operation

Our plan for the twelve months beginning January 1, 2010 is to operate at a profit or at break even. Our plan is to attract sufficient additional product sales and services within our present organizational structure and resources to become profitable in our operations.

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

Not applicable.

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

We were formed as a Colorado business entity in May, 2007. At the present time, we have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through January 31, 2010, we generated $42,039 in revenue. We had a net loss of $118,999 for this period. For the three month period ended January 31, 2010, we had $-0- in revenue and generated a loss of $16,250. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended October 31, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

We have limited experience as a public company.Our inability to operate as a public company could be the basis of your losing your entire investment in us.

We have limited experience as a public company. We have limited experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

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

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of any or all of these individuals, particularly Mr. Quam, our President, could have a material, adverse impact on our operations. We have no written employment agreements with any officers and directors, including Mr. Quam. We have not obtained key man life insurance on the lives of any of our officers or directors.

Our stock has a limited public trading market and there is no guarantee an active trading market will ever develop for our securities. You may not able to sell your shares when you want to do so, if at all.

There has been, and continues to be, a limited public market for our common stock. Our common stock currently is listed on the Over-the-Counter Bulletin Board under the trading symbol FPRD. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of January 31, 2010, a total of 19,849,800, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

(b)  The Company filed no reports on Form 8-K during the three months ended January 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Famous Products, Inc.

Date March 15, 2010	By:	/s/ John Quam
John Quam, President, Chief Executive Officer and Chief Financial Officer