Form 10-Q
period 2010-04-30
FAMOUS PRODUCTS INC
filed 2010-06-11
CIK 1419995

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   April 30, 2010

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

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

As of April 30, 2010, registrant had outstanding 21,049,400 shares of the registrant's common stock.

FORM 10-Q

FAMOUS PRODUCTS, INC.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to FAMOUS PRODUCTS, INC. and our subsidiary, Fancy Face Promotions, Inc., a Colorado corporation.

ITEM 1. FINANCIAL STATEMENTS

FAMOUS PRODUCTS, INC.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended April 30, 2010

Famous Products, Inc.
Consolidated Financial Statements
(Unaudited)

Famous Products, Inc.
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	April	October
	30, 2010	31, 2009
ASSETS
Current Assets
Cash	$357	$357

Total current assets	357	357

TOTAL ASSETS	$357	$357

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable	$13,493	$8,968
Interest payable	5,287	3,759
Due to officer	4,881	4,881
Current portion notes payable	50,250	36,000

Total current liabilities	73,911	53,608

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$73,911	$53,608

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 21,049,400 shares.	21,049	21,049

Capital paid in excess of par value	28,449	28,449

Deficit accumulated during the development stage	(123,052)	(102,749)

TOTAL SHAREHOLDERS' EQUITY	(73,554)	(53,251)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$357	$357

The accompanying notes are an integral part of the consolidated financial statements.

Famous Products, Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	3 Months	3 Months
	Ended	Ended
	April	April
	30, 2010	30, 2009

Revenue:	$-	$-

General & Administrative Expenses

Accounting	1,500	2,000
Consulting	-	4,845
Depreciation	-	314
Legal	-	-
Office	1,152	748
Stock transfer	637	754

Total G & A	3,289	8,661

Income (Loss) from operations	(3,289)	(8,661)

Other (Expenses) interest	(764)	(1,415)

Net (Loss)	$(4,053)	$(10,076)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	21,049,400	21,049,400

The accompanying notes are an integral part of the consolidated financial statements.

Famous Products, Inc.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	6 Months Ended April 30, 2010	6 Months Ended April 30, 2009	May 23 2007 (inception) through April 30, 2010

Revenue:	$-	$6,214	$42,039

General & Administrative Expenses

Accounting	4,750	5,490	23,260
Advertising & promotion	-	-	4,560
Bad debt	-	-	3,576
Compensatory stock issuances	-	-	20,850
Consulting & contract labor	-	7,363	17,617
Depreciation	-	629	2,383
Legal	-	-	32,200
Office	1,152	7,252	26,108
Stock transfer	3,373	2,664	12,184
Abandoned assets	-	-	566

Total G & A	9,275	23,398	143,304

Income (Loss) from operations	(9,275)	(17,184)	(101,265)

Other (Expenses) interest	(11,028)	(1,790)	(21,787)

Net (Loss)	$(20,303)	$(18,974)	$(123,052)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	21,049,400	21,049,400	21,049,400

The accompanying notes are an integral part of the consolidated financial statements.

Famous Products, Inc.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued	Stock	of Par Value	(Deficit)	Total
Balance at May 23, 2007 (Inception)	-	$-	$-	$-	$-

May 24, 2007 issued 70,000
shares of par value $.001 common stock
for cash of $70 or $.001 per share.	70,000	70	-		70

May 24, 2007 issued 20,850,000
shares of par value $.001 common stock
for services valued at $850 or $.001 per share	20,850,000	20,850	-		20,850

September 20, 2007 issued 80,400
shares of par value $.001 common stock
for cash of $20,100 or $.25 per share	80,400	80	20,020		20,100

September 28, 2007 issued 22,000
shares of par value $.001 common stock
for cash of $5,500 or $.25 per share	22,000	22	5,478		5,500

October 11, 2007 issued 2,000
shares of par value $.001 common stock
for cash of $500 or $.25 per share	2,000	2	498		500

October 18, 2007 issued 25,000 shares of
par value $.001 common stock to founder
for subsidiary 100% of outstanding shares in
subsidiary valued at $25 or $.001 per share	25,000	25	2,453		2,478

Net (Loss)	-	-	-	(48,355)	(48,355)

Balance at October 31, 2007	21,049,400	$21,049	$28,449	$(48,355)	$1,143

Net (Loss)	-	-	-	(18,488)	(18,488)

Balance at October 31, 2008	21,049,400	$21,049	$28,449	$(66,843)	$(17,345)

Net (Loss)	-	-	-	(35,906)	(35,906)

Balance at October 31, 2009	21,049,400	$21,049	$28,449	$(102,749)	$(53,251)

Net (Loss)	-	-	-	(20,303)	(20,303)

Balance at April 30, 2010 (unaudited)	21,049,400	$21,049	$28,449	$(123,052)	$(73,554)

The accompanying notes are an integral part of the consolidated financial statements.

Famous Products, Inc.
(A Development Stage Company)
Unaudited Consolidated Statement of Cash Flows

	6 Months Ended April 30, 2010	6 Months Ended April 30, 2009	May 23 2007 (inception) through April 30, 2010

Net (Loss)	$(20,303)	$(18,974)	$(123,052)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	-	629	2,383

( Increase) decrease in accounts receivable	-	4,064	-
Stock issued for services	-	-	20,850
Increase in accounts payable	4,525	4,801	13,493
Increase in bank overdraft	-	339	-
Interest acretion		1,000
Increase in interest payable	1,528	790	5,287

Net cash (used) in operation activities	(14,250)	(7,351)	(81,039)

Cash flows from investing activities:
Abandoned assets	-	-	566
Purchase of equipment	-	-	(471)

Net cash (used) in investing activities	-	-	95

Cash flows from financing activities:
Issuance of common stock	-	-	26,170
Advances from related party	-	1,406	4,881
Notes payable	14,250	1,000	50,250

Net cash provided from financing activities	14,250	2,406	81,301

Net increase (decrease) in cash	-	(4,945)	357
Cash at beginning of period	357	5,302	-
Cash at end of period	$357	$357	$357

Supplemental disclosure information:
Stock issued for services	$-	$-	$20,850
Expenses paid by shareholder on behalf of Company	$-	$-	$1,500

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Famous Products, Inc.
Notes To Unaudited Financial Statements
For The Three and Six Month Period Ended April 30  2010

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three and six month interim period ended April 30, 2010 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended April 30, 2010 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2010.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10-K for the year ended October 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

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

Our principal business address is 10680 Hoyt Street Westminster, Colorado 80021. Our phone number is (303) 988-8602.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending April 302010 and 2009 and for the six months ended April 30, 2010 and 2009. For the fiscal quarter ended April 30, 2010 we had sales of $-0- compared to $-0- in sales for the fiscal quarter ended April 30, 2009. For the six months ended April 30, 2010 we had sales of $-0-, compared to $6,214 in sales for the six months ended April 30, 2009.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which are comprised of general and administrative expenses for the fiscal quarter ended April 30, 2010 were $3,289, compared to operating expenses of $8,661 for the fiscal quarter ended April 30, 2009. Our operating expenses for the six months ended April 30, 2010 were $9,275, compared to operating expenses of $23,398 for the six months ended April 30, 2009.

The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce prepaid expenses.

We had a net loss of $4,053 for the fiscal quarter ended April 30, 2010, compared to a net loss of $10,076 for the fiscal quarter ended April 30, 2009. We had a net loss for the six months ended April 30, 2010 was $20,303, compared to a net loss of $18,974 for the six months ended April 30, 2009. We expect we will operate at a profit, but cannot guarantee we will be able to do so.

We believe that overhead cost in current operations should remain fairly constant.  Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal quarter, we could be profitable for fiscal year 2010, although it is too early to predict profitability.

Liquidity and Capital Resources

As of April 30, 2010 and 2009, we each had cash or cash equivalents of $357.

Net cash used in operating activities was $14,250 for the six months ended April 30, 2010 compared to net cash used in operating activities of $7,351 for the six months ended April 30, 2009. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used in investing activities were $-0- for the six months ended April 30, 2010, compared to $-0- for the six months ended April 30, 2009.

Cash flows provided by financing activities were $14,250 for the six months ended April 30, 2010, compared to $2,406 for the six months ended April 30, 2009. These cash flows were principally related to loans to us for our operational activities.

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

We were formed as a Colorado business entity in May, 2007. At the present time, we have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on May 23, 2007 through April 30, 2010, we generated $42,039 in revenue. We had a net loss of $123,052 for this period. For the three month period ended April 30, 2010, we had $-0- in revenue and generated a loss of $4,053. Our revenues depend upon the number of clients we can develop and service.  We cannot guarantee we will ever develop a substantial number of clients. Even if we develop a substantial number of clients, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

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

Of our total outstanding shares as of April 30, 2010, a total of 19,849,800, or approximately 94.3%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Our common stock is currently quoted well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

   (b)  The Company filed no reports on Form 8-K during the three months ended April 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Famous Products, Inc.

Date June 11, 2010	By:	/s/ John Quam
John Quam, President, Chief Executive Officer and Chief Financial Officer