Form 10-Q
period 2010-07-31
DNA BRANDS INC
filed 2010-10-20
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  July 31, 2010

DNA BRANDS, INC.
(Exact name of small business issuer as specified in its charter)

FAMOUS PRODUCTS, INC.
(Former Name)

Colorado	000-53086	26-0394476
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer ID No.)

506 NW 77th Street
Boca Raton, Florida, 33487
 (Address of principal executive offices)

10680 Hoyt St.
Westminster, CO 80021
(Former Address)

(954) 978-8401
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes ☑   No  ☐.
Indicate by check mark whether the registrant has electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

The number of shares of the registrant’s only class of common stock issued and outstanding as of October 18, 2010, was 33,319,030 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes   ☑ No

i

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
JULY 31, 2010 AND OCTOBER 31, 2009 (UNAUDITED)

	July 31,	October 31,
	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$39,036	$195,434
Accounts receivable, net	185,148	5,750
Inventory	228,639	180,174
Prepaid expenses and other current assets	47,860	86,316
Total current assets	500,683	467,674
Property and equipment, net	53,242	47,510
Loans receivable from related party	47,995	-
Total assets	$601,920	$515,184

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$810,230	$361,635
Accrued liabilities	892,122	533,699
Bank loans payable, current portion	16,292	25,962
Total current liabilities	1,718,644	921,296
Bank loans payable, net of current portion	4,664	21,284
Convertible, subordinated debentures, net of discounts	-	381,185
Loans payable to officers	681,000	1,796,702
Loans payable to related party	-	109,680
Total liabilities	2,404,308	3,230,147

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, zero and zero issued
and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 33,698,980 and 17,284,540
issued and outstanding, respectively	33,699	17,285
Additional paid-in capital	17,262,480	6,265,706
Accumulated deficit	(19,098,567)	(8,997,954)
Total stockholders' deficit	(1,802,388)	(2,714,963)
Total liabilities and stockholders' deficit	$601,920	$515,184

The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
Sales	$287,459	$171,353	$835,734	$630,900
Cost of goods sold	251,576	91,695	661,957	482,199
Gross margin	35,883	79,658	173,777	148,701
Operating expenses
Compensation and benefits	741,199	951,406	2,921,345	1,962,919
Depreciation expense	7,712	5,422	20,373	16,265
General and administrative expenses	294,104	216,571	753,293	567,450
Professional and outside services	1,472,384	73,020	1,902,806	289,732
Selling and marketing expenses	235,268	98,969	601,848	253,738
Total operating expenses	2,750,667	1,345,388	6,199,665	3,090,104
Loss from operations	(2,714,784)	(1,265,730)	(6,025,888)	(2,941,403)
Other expense
Interest expense	(3,852,001)	(156,628)	(4,074,724)	(249,905)
Total other expense	(3,852,001)	(156,628)	(4,074,724)	(249,905)
Loss before income taxes	(6,566,785)	(1,422,358)	(10,100,612)	(3,191,308)
Income taxes	-	-	-	-
Net loss	$(6,566,785)	$(1,422,358)	$(10,100,612)	$(3,191,308)

Loss per share:
Basic and diluted	$(0.23)	$(0.09)	$(0.49)	$(0.21)

Weighted average number of common shares outstanding:
Basic and diluted	28,663,405	15,188,368	20,716,402	15,175,902

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net loss	$(10,100,612)	$(3,191,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	20,373	16,266
Non-cash interest expense related to convertible, subordinated
debentures	147,815	168,753
Allowance for doubtful accounts	20,324	15,917
Common stock issued in exchange for services	1,411,212	-
Common stock issued in exchange for financing costs - interest expense	51,486	-
Common stock issued in exchange for debt conversion
with officers	3,841,846	-
Common stock issued as employee compensation	1,245,500	580,000
Common stock warrants issued with convertible, subordinated
debentures	-	75,312
Share based compensation expense related to employee
stock option grants	105,032	-
Changes in operating assets and liabilities:
Accounts receivable	(199,723)	(52,394)
Inventory	(48,465)	63,170
Prepaid expenses and other current assets	38,457	(18,825)
Accounts payable	448,595	41,010
Accrued liabilities	396,183	280,787
Net cash used in operating activities	(2,621,977)	(2,021,312)
Cash flows from investing activities:
Purchase of property and equipment	(26,106)	-
Loan receivable from related party	(47,995)	-
Net cash used in investing activities	(74,101)	-
Cash flows from financing activities:
Net proceeds from bank loans	-	13,689
Net proceeds from officer loans	519,126	1,236,748
Net proceeds from convertible, subordinated debentures	-	454,000
Net payment on loans payable to related party	(109,680)	(101,977)
Repayments on bank loans payable	(26,290)	(18,202)
Net proceeds from the issuance of common stock	1,324,003	423,888
Net proceeds from the exercise of common stock warrants	832,521	-
Net cash provided by financing activities	2,539,680	2,008,146
Net change in cash and cash equivalents	(156,398)	(13,166)
Cash and cash equivalents at beginning of period	195,434	13,166
Cash and cash equivalents at end of period	$39,036	$-

Supplemental disclosures:
Interest paid	$14,640	$18,991
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with conversion of convertible, subordianted debentures	$529,000	$-

 The accompanying notes are an integral part of these financial statements.

DNA Brands, Inc.
Notes to Financial Statements

1.  Organization and Summary of Significant Accounting Policies

Effective July 6, 2010, the Company executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation (“DNA Beverage”), and 100% of the common stock of its subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”), in exchange for the issuance of 31,250,000 shares of the Company’s common stock.  As a result of this transaction the Company, f/k/a Famous Products, Inc. changed its name to DNA Brands, Inc.

The Company’s business commenced in May, 2006 in the State of Florida under the name Grass Roots. Initial operations of Grass Roots included development of energy drinks, sampling and other marketing efforts and initial distribution in the State of Florida. The Company began selling its energy drink in the State of Florida in 2007.

The Company produces, markets and sells a proprietary line of three carbonated blends of DNA Energy Drinks®, as well as a line of meat snacks made up of two beef jerky flavors, three flavors of beef sticks and other related products.

Reverse Capitalization

Effective July 6, 2010, the Company executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage, and 100% of the common stock of subsidiary Grass Roots, in exchange for the issuance of 31,250,000 shares of the Company’s common stock.  DNA Beverage intends to distribute these shares to its shareholders of record as of September 8, 2010.  Each share of DNA Beverage held on the aforesaid record date will receive 0.7787576 shares of the Company’s Common Stock upon the filing and effectiveness of a registration statement to be filed by the Company with the Securities and Exchange Commission.  This share issuance represented approximately 94.6% of the Company’s outstanding stock.  As a result of this transaction, the Company changed its name to “DNA Brands, Inc.”, and the Company f/k/a as Famous Products Inc. was deemed the legal acquirer.

The historical financial statements of the Company are those of DNA Beverage and of the consolidated entities from the date of merger and subsequent. All DNA Beverage share amounts presented in this Report including weighted average shares outstanding and shares outstanding have been adjusted to reflect the conversion ratio of .7787576.

Basis of Presentation

        The Company's unaudited consolidated financial statements include the accounts of its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Grass Roots. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company derives revenues from the sale of carbonated energy drinks, meat snacks and other related products.  Revenue is recognized when all of the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, accounts payable, accrued liabilities, capital lease obligations, and loans payable.  The carrying values of the short-term financial instruments approximate their fair value due to the short-term nature of these instruments.  The fair values of the long-term lease and loans payable have interest rates that approximate market rates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist of bank deposits and a money market fund that invests in short-term debt securities. The carrying amount of cash and cash equivalents approximates fair value.

DNA Brands, Inc.
Notes to Financial Statements

1.  Organization and Summary of Significant Accounting Policies (continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company bills accounts receivable after its products are shipped. The Company bases its allowance for doubtful accounts on estimates of the creditworthiness of customers, analysis of delinquent accounts, payment histories of its customers and judgment with respect to the current economic conditions. The Company generally does not require collateral. The Company believes the allowances are sufficient to cover uncollectible accounts. The Company reviews its accounts receivable aging on a regular basis for past due accounts, and writes off any uncollectible amounts against the allowance.

Inventory

Inventory is stated at the lower of cost or market.  Cost is principally determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory.  Inventory consists of raw materials as well as finished goods held for sale.  The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation.  Replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with Accounting Standards Codification (“ASC”) 360-10-35-15 Impairment or Disposal of Long-Lived Assets which replaced, Statement of Financial Accounting Standards No. 144, (“SFAS No. 144”), recoverability is measured by comparing the book value of the asset to the future net undiscounted cash flows expected to be generated by the asset.

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at July 31, 2010 or October 31, 2009.

Derivative Instruments

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts, namely convertible notes, that are not considered derivative financial instruments in their entirety, but that include embedded derivative features.

In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 815-15, Embedded Derivatives, and guidance provided by the SEC Staff, the Company accounts for these embedded features as a derivative liability or equity at fair value.

DNA Brands, Inc.
Notes to Financial Statements

1.  Organization and Summary of Significant Accounting Policies (continued)

Derivative Instruments (continued)

The recognition of the fair value of the derivative instrument at the date of issuance is applied first to the debt proceeds. The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as interest expense. The value of derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument and amortized to interest expense over the life of the debt instrument. A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

Stock-Based Compensation

The Company applies, codified ASC 718 Compensation – Stock Compensation, to stock-based compensation awards.  ASC 718, which replaced Statement of Financial Accounting Standards No. 123R Share-based Payment, requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors. The Company records common stock issued for services or for liability extinguishments at the closing market price for the date in which obligation for payment of services is incurred.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach.  The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned. ASC 505-50 replaces EITF No. 96-18, Accounting for Equity Instruments that are issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Stock Purchase Warrants

The Company has issued warrants to purchase shares of its common stock.  Warrants have been accounted for as equity in accordance with ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity. ASC 480 replaces EITF Issue No. 00-19.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized

 Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share using the weighted average number of shares of common stock outstanding during the period.

DNA Brands, Inc.
Notes to Financial Statements

2.  Recently Issued Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB ASC 105 “Generally Accepted Accounting Principles”, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued Accounting Standard Update “ASU” No. 2009-05 “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value”.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued ASU No. 2009-12 “Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent)”.  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of December 31, 2009, SFAS No. 167 has not been added to the Codification.

In May 2009 and as updated February 2010, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued.  The Company adopted this Statement in 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 17.

In April 2009, the FASB issued an update to FASB ASC 820, “Fair Value Measurements and Disclosures”, related to providing guidance on when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly.  The update clarifies the methodology to be used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  The update also reaffirms the objective of fair value measurement, as stated in FASB ASC 820, which is to reflect how much an asset would be sold in and orderly transaction, and the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  The Company adopted this Statement in 2009 without significant financial impact.

DNA Brands, Inc.
Notes to Financial Statements

2.  Recently Issued Accounting Pronouncements (continued)

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of non-controlling owners. The Company adopted this update in 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

In June 2009, ASC 810.10, Amendments to FASB Interpretation No. 46(R), was issued. The objective of ASC 810.10 is to amend certain requirements of ASC 860 (revised December 2003), Consolidation of Variable Interest Entities, or ASC 860 to improve financial reporting by enterprises involved with variable interest entities and to  provide more relevant and reliable information to users of financial statements. ASC 810 carries forward the scope of ASC 860, with the addition of entities previously considered qualifying special-purpose entities, as the concept of these entities was eliminated in ASC 860, Accounting for Transfers of Financial Assets. ASC 810.10 nullifies FASB Staff Position ASC 860, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. The principal objectives of these new disclosures are to provide financial statement users with an understanding of:

a.
The significant judgments and assumptions made by an enterprise in determining whether it must consolidate a variable interest entity and/or disclose information about its involvement in a variable interest entity;

b.
The nature of restrictions on a consolidated variable interest entity’s assets and on the settlement of its liabilities reported by an enterprise in its statement of financial position, including the carrying amounts of such assets and liabilities;

c.	The nature of, and changes in, the risks associated with an enterprise’s involvement with the variable interest entity; and

d.	How an enterprise’s involvement with the variable interest entity affects the enterprise’s financial position, financial performance and cash flows.

ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The provisions of ASC 810 need not be applied to immaterial items.

3.  Going Concern

As reflected in the accompanying financial statements, the Company has recorded net losses of $10,100,612  and $3,191,308 for the nine month periods ended July 31, 2010 and 2009, respectively. Net cash used in operations from the same periods were $2,621,977 and, $2,021,312, respectively.  At July 31, 2010 the Company had a working capital deficit of $1,217,961 and a stockholders’ deficit of $1,802,338. These matters raise a substantial doubt about the Company’s ability to continue as a going concern.

DNA Brands, Inc.
Notes to Financial Statements

3.  Going Concern (continued)

The ability of the Company to continue as a going concern is dependent on management's plans, which includes implementation of its business plan and continuing to raise funds through debt or equity raises. The Company will likely continue to rely upon related-party debt or equity financing in order to ensure the continuing existence of the business.  Additionally the Company is working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements; and allocating sufficient resources to continue with advertising and marketing efforts.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

4.  Inventory

The following table sets forth the composition of the Company’s inventory:

	July 31,	October 31,
	2010	2009
	(unaudited)	(unaudited)
Raw materials	$28,680	$3,853
Finished goods - beverages and meat snacks	199,959	176,321
Total inventory	$228,639	$180,174

DNA Brands, Inc.
Notes to Financial Statements

5.   Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable:

	July 31,	October 31,
	2010	2009
	(unaudited)	(unaudited)
Accounts Receivable	$210,049	$17,119
Less: Allowance for doubtful accounts	(24,901)	(11,369)
Accounts Receivable, net	$185,148	$5,750

Bad debt expense for the nine-month periods ended July 31, 2010 and July 31, 2009 was $20,373 and $16,266, respectively.

6.   Prepaid Expenses

Prepaid expenses consist of the following:

	July 31,	October 31,
	2010	2009
	(unaudited)	(unaudited)
Security deposit	$10,000	$10,000
Employee and other advances	31,860	23,816
Sponsorship agreement	-	52,500
Advertising	6,000	-
Total prepaid assets	$47,860	$86,316

7.  Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment:

	July 31,	October 31,
	2010	2009
	(unaudited)	(unaudited)
Equipment	$134,839	$108,736
Accumulated depreciation	(81,597)	(61,226)
Total property and equipment, net	$53,242	$47,510

Depreciation expense for both the nine month periods ended July 31, 2010 and 2009 was $20,373 and 16,265, respectively.

DNA Brands, Inc.
Notes to Financial Statements

8.  Accrued Expenses

The following table sets forth the composition of the Company’s accrued liabilities as of July 31, 2010 and October 31, 2009:

	July 31,	October 31,
	2010	2009
	(unaudited)	(unaudited)
Accrued salaries - officers	$645,833	$476,797
Accrued interest	2,676	2,676
Vendor agreement	74,851	-
Payroll taxes and penalties	168,762	54,226
Total accrued expenses	$892,122	$533,699

Due to the shortage of liquidity, the Company’s two principal executive officers have deferred their salaries since 2008.

9.  Bank Loans Payable

Bank loan payable were comprised primarily of bank financing for vehicles and equipment coolers for the Company’s products. The range of interest rates on these loans was 9% to 26%.  The following table sets forth the current and long term portions of bank loans:

	July 31,	October 31,
	2010	2009
	(unaudited)	(unaudited)
Bank loans	$20,936	$47,246
Less: Current portion of bank loans	(16,292)	(25,962)
Total long term-bank loans	$4,644	$21,284

10.  Convertible, subordinated debentures, net of discount

Convertible notes consist of the following:

	July 31,	October 31,
	2010	2009
	(unaudited)	(unaudited)
Convertible notes-face value	$529,000	$529,000
Loan discount	(419,090)	(419,090)
Add: amortization of loan discount	419,090	271,275
Less: conversion of notes to common stock	(529,000)	-
Net convertible notes	$-0-	$381,185

DNA Brands, Inc.
Notes to Financial Statements

10.  Convertible, subordinated debentures, net of discount (continued)

As of July 31, 2010 and October 31, 2009, the Company had outstanding convertible notes to various non- related parties in the aggregate amount of $ -0- and $529,000 respectively. These notes were issued at varying interest rates from 8% to 12% with varying conversion rates and formulas that enabled the noteholder to convert these notes to common stock. Due to its limited liquidity, the Company was unable to pay off any of the convertible notes on the original due date, and as result negotiated extensions on the loans by either lowering the conversion price, or granting warrants to purchase the Company’s common stock.

During the three month period ended July 31, 2010 the Company agreed to convert $529,000 in convertible subordinated debentures in return for the issuance of 972,443 shares of common stock. The approximate value per share was $0.54.

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December

	2009	2008
Expected dividend yield (1)	0%	0%
Risk-free interest rate (2)	1.55%	3.45%
Expected volatility (3)	147.7%	141.2%
Expected life (in years)	0.3- 1.0	1.0

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on three similar publicly traded companies. The Company used the average volatility rate of the three companies.
(4)	The expected life represents the due date of the note.

11.   Loans payable to officers

Loans payable to officers consist of the following:

	July 31,	October 31,
	2010	2009
	(unaudited)	(unaudited)
Loans payable to officers	$681,000	$1,796,702
	$681,000	$1,796,702

DNA Brands, Inc.
Notes to Financial Statements

11.   Loans payable to officers (continued)

Since the inception of the Company, its principal executive officers have loaned the Company significant amounts of operating capital on an interest free basis and without formal repayment terms.

In October 2009, the Company agreed to issue 697,198 shares of the Company’s common stock in exchange for the officer’s retiring $461,058 of loans payable.  The value of these shares on the date of Board of Directors resolution, based on trading price of the Company’s stock was $671,452. As a result of the Company issuing stock in excess of the value of the loan retired, the Company recorded $210,394 in interest expense on the conversion.

In May 2010, the Company agreed to issue 6,365,672 shares of the Company’s common stock in exchange for the officer’s retiring $1,634,828 of loans payable.  The value of these shares on the date of Board of Directors resolution, based on trading price of the Company’s stock was $5,746,673. As a result of issuing stock in excess of the value of the loan retired, the Company recorded $3,841,845 in interest expense on the conversion.

12.  Loans Payable Related Party

The Company through its wholly-owned subsidiary Grass Roots maintains a brokerage agreement with Royal Strategies and Solutions, Inc (“RSS”), a related party. Under the terms of the agreement, RSS promotes the Company’s products in return for a commission on successful sales or sales agreements. The Company also shares a common base of majority stockholders with RSS.  Additionally, the Company’s principal executive officers also serve as corporate officers to RSS.

RSS leases office space and a warehouse which is partially subleased to the Company. The Company utilizes this space for the warehousing and distribution of its products.  In addition, RSS is financially responsible for other operating costs and personnel that are utilized by or dedicated to the Company. The Company, in turn, provides cash financing to RSS; either via allocated charge backs or non-interest bearing loans.

Under the guidelines of ASC 810.10, Amendments to FASB Interpretation No. 46(R), “if a reporting entity is not the primary beneficiary but has a variable interest in the variable interest entity, the reporting entity is required to disclose related information in its financial statements.”  Based upon tests performed, the Company has determined that it has a variable interest in RSS but is not the primary beneficiary; and, therefore has not consolidated the financial statements of RSS with the Company.

●	The loans payable to RSS at October 31, 2009 was $109,680.

●
The loans receivable from RSS at July 31, 2010 was $47,995.  For the nine month periods ended July 31, 2010 and July 31, 2009, the Company recorded $259,770 and $226,906 in expenses, respectively, from activity associated with RSS. These expenses were comprised primarily of brokerage fees, commissions and administrative services.

In the event the Company discontinued using RSS as a provider of these brokerage services, it would not have a material impact on the Company’s financial condition or operations.

The maximum exposure to loss that exists as a result of the Company's involvement with RSS cannot be quantified as such exposure would include responsibility for the remainder of the leased office space and warehouse, unknown personnel costs and undeterminable promotional costs that have been the responsibility of RSS.

DNA Brands, Inc.
Notes to Financial Statements

13.   Equity

At July 31, 2010 the Company was authorized to issue 100,000,000 shares, of $0.0001 par value Common Stock, and 25,000,000 shares of $0.0001 Preferred Stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

Since 2007 the Company has issued and sold preferred, common stock, and detachable stock warrants to fund a significant portion its operations. Additionally, the Company has issued common shares to compensate its employees as well as to retire debt. The value of each equity component was determined using the following Black Scholes methodology:

	2009	2008
Expected dividend yield (1)	0%	0%
Risk-free interest rate (2)	1.55%	3.45%
Expected volatility (3)	147.7%	141.2%
Expected life (in years)	5.0	5.0

(1)      The Company has no history or expectation of paying cash dividends on its common stock.
(2)      The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)      The volatility of the Company stock is based on three similar publicly traded companies.

The following table reflects all outstanding and exercisable warrants for the periods ended October 31, 2009 and July 31, 2010.   During the month of December 2009 the Company temporarily reduced the strike price of all outstanding warrants to $0.50.  All stock warrants are immediately vested upon issuance and are exercisable for a period five years from the date of issuance.

	Number of	Weighted	Remaining
	Warrants	Average	Contractual
	Outstanding	Exercise Price	Life (Years)
Balance, October 31, 2009	3,656,848	$1.56	4.06
Warrants issued	1,351,497	$1.75	4.62
Warrants exercised	(1,235,980)	$0.50	-
Balance, July 31, 2010	3,473,366	$1.62	3.46	(1)

(1) The remaining contractual life of the warrants outstanding as of July 31, 2010 ranges from 2.50 to 4.42 years.

The Company has not adopted a formal stock option plan. As of July 31, 2010, the Company had committed to issue stock options to two of its employees.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.  The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Company Overview and History

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”), was incorporated in the State of Colorado on May 23, 2007 under the name “Famous Products, Inc.”  Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company.  Our current business commenced in May 2006 in the State of Florida under the name “Grass Roots Beverage Company, Inc.” (“Grass Roots”).  Initial operations of Grass Roots included development of our energy drinks, sampling and other marketing efforts and initial distribution in the State of Florida.

Effective July 6, 2010, we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation of Boca Raton, Florida (“DNA Beverage”), and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of our common stock. As part of the terms of these transactions, our former President agreed to voluntarily redeem 19,274,400 common shares back to us. The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance.  DNA Beverage intends to distribute these shares to its shareholders of record on September 8, 2010 upon the filing and effectiveness of a registration statement that DNA Beverage intends to file with the SEC. Each DNA Beverage shareholder on the record date will receive 0.7787576 shares of our Common Stock for every one share of DNA Beverage they owned on the record date. All DNA Beverage share amounts presented in this Report including weighted average shares outstanding and shares outstanding have been adjusted to reflect the conversion ratio of 0.7787576.

As a result of this transaction we changed our name to “DNA Brands, Inc.”  Our principal offices are located at 506 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826.  Our website is www.dnabrandsusa.com.   Additionally, our officers and directors resigned their positions with us and were replaced by the former management team of DNA Beverage. Mr. Darren Marks, became a director and our President and CEO, and Mr. Melvin Leiner, became a director and our Executive Vice President, Secretary and COO/CFO.

In addition, to the transaction described above, our former Board of Directors approved a “spin-off” of our wholly owned subsidiary company, Fancy Face Promotions, Inc., a Colorado corporation.  The terms of this “spin-off” provide for a dividend to be issued to our shareholders of one share of common stock for every share that our shareholders owned as of July 3, 2010, the record date of the dividend.

Plan of Operation

We currently produce, market and sell a proprietary line of three carbonated blends of DNA Energy Drinks®, as well as a line of meat snacks made up of two beef jerky flavors and three flavors of beef sticks. We are a Florida based company focused on building our DNA brand. We began selling our energy drink initially in the State of Florida in 2007.  As of the date of this report we are currently distributing our products throughout 31 of 42 Florida counties as well as the Southeastern US, including Georgia, Louisiana and Mississippi.  We also distribute in California, Maryland, Ohio, Pennsylvania and Michigan and are in the process of expanding our distribution into the Carolinas.  In addition, we will soon be fully represented in Illinois, Indiana, New York and parts of New Jersey.  In New York we will be distributing DNA Shred Stix® through Clems Distributing, one of New York’s largest snack distributors with over 10,000 points of distribution.  We are also in discussions with Clems to distribute DNA Energy Drink®.  It is our intention to have nationwide distribution by 2011 provided we are able to obtain the financing necessary to accomplish this objective.  There can be no assurances that we will be successful in obtaining financing.

Our first two years were devoted to brand development, creating awareness through sampling programs (over 20,000 cases sampled) and creating credibility among our core demographic by concentrating marketing efforts on action sports locations and events (surf, motocross, skate, etc.) which we continue today.

We strive to maintain credibility with our core demographic, increase our consumer base by adapting to trends and changes; keep the brand in front of consumers through TV, magazines, events and viral campaigns and at the same time giving the consumer superior products at a lower price with quality service.  We believe we have demonstrated our ability to adapt to market trends by pioneering the DNA Beef Jerky and Shred Stix line, giving us numerous cross marketing opportunities.

In an industry where we believe only 5% of new companies survive, we feel our continued success will be based upon a methodical approach to build our brand.  We started out with the idea that energy drinks could be functional and delicious tasting at the same time and made a decision not to follow the industry leaders taste profile and created energy drinks to set us apart from the competition.  In January 2010 we were awarded a 1st Place “Platinum Award,” as the “best tasting energy drink” at the prestigious World Beverage Competition™ held in Geneva, Switzerland.  More than 30 countries participated, and over 10,000 entries were submitted in all beverage categories.

As we learned through trial and error, there was a severe lack of meaningful brand-building distribution options available to new non-alcoholic brands in Florida. This forced us to create our own Direct Store Distribution (DSD) entity, Grass Roots Beverage Company, Inc. (“Grass Roots”).  Grass Roots now covers 31 of 42 counties in Florida.  Once we were comfortable that the brand had some legitimacy, we aggressively went after the independent convenience and chain stores.  Our products are currently sold in over 3,000 Florida stores, most of which came on board over the 6 months prior to the date of this report.  Having our own DSD has given us insight into what is required from both a manufacturer’s and distributor’s standpoint to successfully build a brand.

Products

We produce, market and sell an initial proprietary line of three carbonated blends of DNA Energy Drink® (“DNA®”) as well as a line of meat snacks made up of two beef jerky flavors and three flavors of beef sticks.  Our initial product flavors include:

DNA Energy Drink®
>Citrus –Tastes like a true blend of real oranges with specific citrus nuances
>Lemon Lime –Velvety and smooth lemon lime mix
>Citrus Sugar free (No carbs) – The taste of a very high end orange soda but with a jolt of energy

DNA Beef Jerky™	>Original – True beef flavor
>Teriyaki – Tastes like authentic Asian seasoning

DNA Shred Stix™	>Original – Real beef flavor
>Pizza – Authentic Pepperoni Pizza taste
>Jalapeno – Hot and Spicy

Energy Drinks

We have formulated DNA® to the highest flavor profile standard and believe it is superior in taste to any of the other energy drink brands in the industry.  DNA® also competes on at least an equal level with any of the name brands on a functionality profile.  We incorporate the best and highest quality ingredient mix in our proprietary blends which have been formulated to tap into the body’s seven energy sources to maximize energy and awareness levels that result in improved performance on demand.

We believe, DNA Energy Drink® and DNA Beef Snacks™ provide immediate and sustained energy and/or satisfies the hunger needs of all groups of people in need of an energy lift to meet the challenges of the day and these groups may include parents, office workers, truck drivers, postal carriers, laborers, students, night watchmen and scores of others in every walk of life.  We have specifically targeted our marketing attention to the “trend setters” in two sectors:  (1) today’s rapidly growing action sports community, our initial and most critical target market; and more recently (2) the music industry, that may or may not be action sports orientated.  In either case the audience is trendy and edgy and we believe our perfect customer.

Marketing Plan

Our choice to target the action sports community reflects our management’s personal and professional experiences coupled with the fact that this demographic group represents those most likely to seek alternative beverages and meat snacks and the immediate gratification that an energy drink provides.  More importantly, they set the tone and influence others to try our products.

These action sports include:

● Surfing
● Wake Boarding
● Skim Boarding
● Skate Boarding
● BMX
● Motocross/Supercross
● Free Style Motocross

We are also the “title” sponsor of a factory Yamaha AMA super cross team.  AMA is only second to NASCAR in motor sport attendance.  The DNA team is one of only four teams that contended for a world “Lites” title and was on the winner’s podium four times this season with a DNA rider taking first place in Seattle.  We have had extensive coverage on CBS and Speed channels. We believe documented brands exposure compiled internally by us exceeded $15,000,000 in 2009-2010.

Our target demographic is 18 to 39 years of age and predominantly male although with the growing popularity, female participants and fans are beginning to enter the field in larger numbers.  This group tends to be on the cutting edge of style and have a profound influence on cultural trends and fashion.  They are individualistic and tend to avoid corporate culture in favor of personal individual expression.  They are extreme, risk takers, can spot the next “next” in the culture and are quick to try it.  They quickly adopt it and spread the word if they like it and are as quick to toss it aside if it compromises their integrity and individuality.  We believe, this group will provide the greatest initial benefit to the energy drink market and to DNA® and, therefore, they are the group on which we are focusing the greatest attention.  The 18-39 year old profile represents approximately 90 million people who can likely be potential energy drinkers and meat snack consumers.

We believe that an aggressive “grass roots” marketing approach directed at the core demographic through support of their activities and events leads to product acceptance and credibility, the two ingredients we believe are necessary for success.  Additional more conventional marketing and advertising programs directed at radio/television campaigns will reinforce our message.  We believe that top down advertising strategies are costly and will not work against the highly capitalized brands on a dollar-for-dollar basis and will lead to failure.  A prime example of this in the energy drink category is Xyience Energy which declared bankruptcy after spending all its capital in one quarter on high priced advertising in support of their drink Xenergy.

Our objective is to build and maintain credibility with our target market and create a loyalty to our brand among consumers beginning at a younger age.  We see action sports as a community, tied together by like mindedness, similarity of lifestyle, a commitment to their sport and its stars and more importantly their constant presence either as participants or as fans within the action sports lifestyle.  This community is present at and a part of local or national events, on street corners, parks or whether following the sport through websites dedicated to each of the action sports, national magazines that cover all the sporting events including Dirt Rider, RacerX, Transworld Skate, Mundo Rad, Surfer Magazine, Surfing Magazine and Eastern Surf Magazine, or national television and cable networks like CBS, Fuel TV, ESPN, EXPN, and the Speed Channel which televise all events.  We strive to be seen in this community at all times through our individual athletes, our teams who wear our logos proudly and drive their rigs with our banners and logos, with their photographs drinking DNA® and with our sampling vans placing “Cans In Hands.”  All of these are inexpensive ways that have created a “buzz” for DNA® that has the appearance and effect of spending that major brands spend.  For example, internal estimates based upon industry data indicate that we will reap $10 million worth of media coverage from AMA alone.

Our strategy is to be prominently featured in each of these venues on an ongoing basis through our sponsored athletes without the high costs of advertising and event sponsorships.  We want to receive de facto and real endorsements from the stars of the sports which will further confirm the DNA® brand within our target market given the grass roots ground work we are laying with our sampling and other awareness programs.  The DNA® brand is beginning to appear in all of these forums as well as magazines such as the June 2008 issue of Racer X where we are mentioned as one of the driving forces behind AMA Motocross.  For fractions of the dollars, we believe we are now perceived to be a prominent factor in the market we are pursuing and are on the same playing field as Red Bull, Monster, Rock Star and No Fear.  We are seeing the positive effects on our sales and distribution efforts both with retailers and consumers.

Additionally, our strategy to maintain the pulse on the action sports community includes the securing of recognized athletes and teams for specific periods before they are “the” bona fide star.  Because of our intimate experience in this field, we have been able to recognize the upcoming stars at an early stage in their careers.  These athletes and teams, who are not far behind those of the major athletes and teams, cost the major brands significantly more but give them no more than we receive in brand exposure.

Recent Events

While no assurances can be provided, our management believes that we are on the verge of explosive growth.  In support of this contention below are several recent events that have occurred to foster this belief:

●
On February 23, 2010, the committee for Anheuser Bush’s (“AB”) 23 Florida distributors recommended that DNA Energy Drink become the replacement for Monster Energy Drink that left AB in favor of Coca-Cola.  Combined the 23 AB-Budweiser houses sold 1.4 million cases of Monster with gross revenues approximating $40 million.  As a bonus, the committee also gave its approval for distribution of our entire meat snack line.  Quality Distributors of Deltona, Florida became the first AB distributor to receive product.  Since February 2010 we have entered into nine separate agreements with AB distributors and expect to continue to enter into new distribution agreements over the next 6 months.

●	Since June 2010, we have reached agreements with quality retailers such as CVS, Walgreens, Race Track, Circle-K and select 7-Eleven to offer our products;

●
Co-Branding marketing agreements have been executed with CVS, and the NBA’s New Orleans Hornets which have resulted in expansion into Louisiana.  In addition, similar programs with CVS and Major League Baseball’s Florida Marlins and CVS and the NFL’s Arizona Cardinals, are also fueling expansion.

●	Similar programs with Walgreens and the Orlando Magic and Walgreens and the Cleveland Cavaliers (pending) are bringing or expected to bring additional sales and awareness to our brand;

●
We have been approved by both military buying organizations, AAFES and DeCA, for the purchase of DNA branded meat snack products.  Our first AAFES order was received in September 2010.  A DeCA initial order is expected in November for a January launch. The initial orders of approximately $200,000 are projected to be recurring no assurances can be provided. These initial orders are part of a proprietary shipper program that the Company expects will lead to shelf placement and significantly larger orders.

●	Anticipated distribution of product to both the Midwest and Mid-Atlantic regions by early second quarter 2010 has begun and shipments have already been made to both the Midwest and Mid-Atlantic areas.

●
Intrastate Distributors, Detroit, Michigan, the largest non-alcoholic distributor in the Midwest, has become our master distributor covering seven counties surrounding Detroit.  Intrastate delivers top brands to over 6,200 locations in their territory.  They will also be the master distributor to a number of markets in the Midwest where several sub-distributors will utilize their warehousing to pull product.  Product was initially launched on March 29, 2009 and we have subsequently received 3 additional full container truck load (approximately $400,000) orders since that time.

●

In September 2009, we entered into a “Manufacturing, Sales and Marketing” Agreement with Monogram Food Solutions (the “Monogram Agreement”). The terms of the Monogram Agreement provides for Monogram to produce and finance the production of the meat snacks.  Both parties will market and sell the products on a national basis.  Monogram, through their national sales force and broker/distribution network that includes over 60,000 points of distribution east of the Mississippi alone, we market, distribute, sell and promote the DNA branded meat products. Actual shipments of Beef Jerky and Shred Stix did not begin until the first and second quarters of 2010, respectively.  As of the date of this report we have generated approximately [$600,000] in revenues as a result of this agreement.  Monogram is one of the largest producers of meat snacks in the World.  Monogram entered into this agreement with us to develop a product, DNA Shred Stixs, capable of competing with Slim Jim, the category leader.

Results Of Operations

Comparison of Results of Operations for the three and nine months ended July 31, 2010 and July 31, 2009

Revenue

Revenue for the three and nine month periods ended July 31, 2010 was $287,459 and $835,734, respectively, compared to $171,353 and $630,900 for the comparable periods ended July 31, 2009. This increase of 67.8% and 32.5% for the three and nine months ended July 31, 2010 compared to the same periods in 2009 is primarily attributable to our growing number of retail distribution channels as described above in “Plan of Operation”  in 2010, compared to 2009.  While no assurances can be provided, we expect that our ongoing sales and marketing efforts, combined with brand recognition and awards we have received for the quality of our products will generate significant incremental revenue increases in the future.  However our ability to continue to expand our revenue is dependent upon our success in raising additional capital and there can be assurance we will be successful or obtain funding to support our marketing efforts.  See “Liquidity and Capital Resources,” below.

Gross Margin

We calculate gross margin by subtracting cost of goods sold from revenue.  Gross margin percentage is calculated by dividing the gross margin by revenue.  Our gross margin for the three and nine month periods ended July 31, 2010 was $35,883 and $173,777, respectively. Our gross margin for the three and nine month periods ended July 31, 2009 was $79,658 and $148,701.  For the nine months ended July 31, 2010 our gross margin percentage declined from 23.6% to 20.8%. For the three months ended July 31, 2010, our gross margin percentage declined from 46.5% to 12.5%. This decline is due to the varying price structures that we are testing in various markets. Since we are in our growth phase and a small number of sales and transaction can impact our gross margin percentage, we do not believe that the gross margin percentages for the three and nine month periods in 2010 are indicative of future results. We believe that our future gross margin levels will approach or exceed historic levels as our sales rise. However, there can be no such assurances.

Compensation and Benefits

Compensation and benefits for the three and nine month periods ended July 31, 2010 were $741,199 and $2,921,345, respectively, compared to $951,406 and $1,962,919 for the same periods in 2009.  Due to our limited liquidity, we incentivize our executive management and key employees with a small base salary and significant stock grants. Our two executive officers have deferred all cash salary since 2008.

Stock grants to employees which are immediately vested are valued at the trading price of our stock on the date of our Board of Directors approved such grants.  On June 1, 2009 we granted five key executives an aggregate of 778,757 shares of immediately vested common stock, which was valued at $580,000. This expense was recorded in the three and nine month periods ended July 31, 2009.  On January 11, 2010 we granted the same employees 2,062,706 immediately vested shares which was valued at $1,245,000 and was charged to expense during the nine months ended July 31, 2010. We believe that due to the thinly traded nature of our stock and the restrictions placed upon these shares that these shares were worth significantly less than the face value of the shares at the time of issuance.

General and Administrative

General and administrative expense (“G&A”) for the three and nine month periods ended July 31, 2010 were $294,104 and $753,293 respectively, compared to $216,571 and $567,450 for the same periods in 2009.  G&A is primarily comprised of office and warehouse rent, utilities, corporate insurance, travel and entertainment, employee payroll taxes and benefits and other expenses. The increase in both the three and nine month periods is attributable to increases in rent, travel, insurance and vehicle expenses.  We believe that we can significantly increase sales levels with minimal increases in G&A.  However, there can be no assurances that we will be successful in increasing sales levels or minimizing G&A expenses in the future.

Professional and outside services

Professional and outside services for the three and nine months ended July 31, 2010 was $1,472,384 and $1,902,806, compared to $73,020 and $289,732 for the same periods ended July 31, 2009.  Professional and outside services are comprised primarily of legal, public relations, accounting and other fees. The material increases in 2010 levels are primarily attributable to the issuance of immediately vested stock to pay for these services as well expenses related to the transactions with DNA Beverage. During the three month ended July, 2010 we incurred approximately $350,000 in expenses related to these transactions, and additionally issued stock valued at approximately $850,000 related to these transactions.

Selling and marketing expenses

Selling and marketing expenses for the three and nine months ended July 31, 2010 was $235,268 and $601,848, compared to $98,969 and $253,738 for the same periods ended July 31, 2009. The material increase in selling and marketing expenses during both the three and nine month periods in 2010 compared to 2009 are attributable to increased marketing, promotion and selling efforts.  During 2010, we increased the number of our distribution chains allowing us to utilize a greater number of vehicles to expand our sales territories.  Additionally, we upgraded our sponsorship agreements to include higher profile athletes in an effort to establish a larger national presence. As described in the “Recent Events” section above, we believe that these increased efforts have yielded a number of new accounts with significant potential for new sources of revenue. There can be no assurances that ongoing and additional marketing efforts will generate new sources of revenue in excess of these marketing expenses

Interest expense

Interest expense for the three and nine months ended July 31, 2010 was $3,852,001 and $4,074,274 compared to $156,628 and $249,005 for the same periods ended July 31, 2009. With the exception of approximately $20,000 of bank financing related to fixed assets, we have no debt. During the three months ended July 2010, our officers agreed to convert $1,634,828 in debt due to them by us in exchange for 6,365,672 shares of stock valued at $5,476,673 on the date of Board of Director resolution.  As a result of the transaction we record approximately $3,842,000 in non-cash interest expense. This amount represented the difference between the face value of the shares and the amount of debt retired.

Due to the thinly traded nature of our Common Stock and selling restrictions placed upon insiders and executive management, we believe that the amount of shares issued to retire this debt was reasonable.

Net loss

Since inception we have generated material operating losses. A significant portion of these losses as described in this Report are non-cash in nature, however, the losses remain substantial excluding those items. We believe that based upon our growing distribution channels, recognition of the quality of our products and marketing plan than we can become profitable from operations. However there can be no assurances that we will be successful or that we will have sufficient liquidity to execute our plans.

Liquidity and Capital Resources

At July 31, 2010, we had $39,306 in cash and cash equivalents.

As reflected in the accompanying financial statements, we have recorded net losses of $10,100,612 and $3,191,308 for the nine month periods ended July 31, 2010 and 2009, respectively. Net cash used in operations from the same periods were $2,621,977 and $2,021,311, respectively.  At July 31, 2010 we had a working capital deficit of $1,217,961 and a stockholders’ deficit of $1,802,338. These matters raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations was $2,621,977 for the nine month period ended July 31, 2010 compared to $2,021,312 for the same period in 2009. The increase is primarily attributable to an increase in operating losses from $3,191,308 in 2009 to $10,100,612 in 2010; offset in 2010 by common stock issued to officers for note conversion of $3,841,846, common stock issued to employees as compensation of $1,245,500, common stock issued in exchange for services of $1,411,212, and an increase in accounts payable from $41,011 in 2009 to $448,595 in 2010.

Net cash used in investing activities was $74,101for the nine months ended July 31, 2010 compared to zero in the same period in 2009. The increase is attributable to the purchase of equipment of $26,106 and an increase in loans receivable of $47,995 from a related party.

Net cash provided by financing activities was $2,539,680 for the nine month period ended 2010 compared to $2,008,146 for the same period in 2009. The difference is primarily attributable to an increase in net proceeds of common stock issuances and from warrant exercise of $2,156,624 in 2010, compared to $423,888 in 2009, offset by a decrease in net proceeds of officer loans from $1,236,748 in 2009, to $519,126 in 2010.

Our ability to continue to develop our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to expand the distribution of our products and continue operations. Based upon our current operating activity, we believe will require a minimum of approximately $3.0 million in new funding to execute our business plan during the next year.  We intend to raise funds through private placements of our common stock and possibly through short-term borrowing. While we have engaged in discussions with various investment banking firms, venture capitalists and private investors to provide us these funds, as of the date of this report we have not reached any definitive agreement with any party that has agreed to provide us with the capital necessary to continue to expand our operations to the point where we are generating profits from our operations.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our plan of operation, results of operations and financial condition.

Until we are successful in obtaining additional equity capital we will likely continue to rely upon related-party debt or equity financing in order to ensure the continuing existence of our business.  Additionally we are working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements; and allocating sufficient resources to continue with advertising and marketing efforts. There can be no assurances that these efforts will be successful. If these efforts are not successful, it could have a material adverse impact.

Trends

Our emphasis over the next 12 months will continue to be to build our brand and increase revenues.  We have been actively involved in discussions with potential investors to provide us with additional equity funding.  While we believe our efforts in this regard will result in our obtaining this funding, as of the date of this report we have no definitive agreement with any third party to provide us with this funding.  Assuming receipt of funding we intend to continue to increase our expansion efforts, including expanding operations into New York and Texas.  Two of the largest snack distributors in these states have agreed to represent us and our products.  The Texas distributor covers the entire state. Texas has over 14,000 convenience store outlets.   DNA meat snacks will be made available to the over 10,000 outlets serviced by the New York distributor.  DNA Meat snacks will be available throughout the major metropolitan region of New York City and its 5 boroughs.

Creating more brand awareness and trials will be addressed through a significant public relations and adverting program.  Public relations will be the responsibility of a prominent Boca Raton, Florida public relations firm who has had major success with food and beverage products. In addition, targeted cable TV advertising, increased “cans in hand” sampling, events and billboards will round out the program.  We will also continue to develop and expand those areas where our products are currently being distributed.  The public relations and advertising program will encompass these locations as well.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three and nine month periods ended July 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of July 31, 2010, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.
Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the initial Nine Month period ended July 31, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS – None

ITEM 1A.  RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 6, 2010, we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation of Boca Raton, Florida (“DNA Beverage”), and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc.(“Grass Roots”); in exchange for the issuance of 31,250,000 shares of our common stock. This share issuance represented approximately 94.6% of our outstanding shares at the time of issuance.   We did not receive any case proceeds from the issuance of these shares.

Also, effective July 8, 2010, we issued 673,980 to one person in exchange for services.  We did not receive any cash proceeds from this issuance.

We relied upon the exemption from registration provided by Section 4/2 of the Securities Act of 1933, as amended, to issue the aforesaid shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on October 20, 2010.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks, Principal Executive Officer

By:	/ s/ Melvin Leiner
Melvin Leiner, Principal Financial Officer and Principal Accounting Officer