Form 10-Q
period 2010-09-30
DNA BRANDS INC
filed 2010-11-22
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2010

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

Indicate by check mark whether the registrant has electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 19, 2010 was 33,986,422 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$29,539	$11,392
Accounts receivable, net	145,042	17,424
Inventory	153,973	132,158
Prepaid expenses and other current assets	42,127	137,886
Total current assets	370,681	298,860
Property and equipment, net	48,735	42,028
Advances to related party	47,587	-
Total assets	$467,003	$340,888

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$909,427	$325,853
Accrued expenses	976,448	623,748
Bank loans payable, current portion	14,144	24,552
Loans payable to officers	839,200	1,792,278
Total current liabilities	2,739,219	2,766,431
Bank loans payable, net of current portion	4,936	14,920
Convertible, subordinated debentures, net of discounts	-	439,283
Advances from related party	-	160,479
Total liabilities	2,744,155	3,381,113

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, zero and zero issuedand outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 33,986,422 and 20,137,994 issued and outstanding, respectively	33,986	20,138
Additional paid-in capital	13,595,347	6,430,228
Accumulated deficit	(15,906,485)	(9,490,591)
Total stockholders' deficit	(2,277,152)	(3,040,225)
Total liabilities and stockholders' deficit	$467,003	$340,888

The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$165,151	$159,831	$939,945	$549,733
Cost of goods sold	90,549	112,127	743,225	385,659
Gross margin	74,602	47,704	196,720	164,074
Operating expenses
Compensation and benefits	578,523	361,209	2,981,668	1,623,111
Depreciation expense	6,797	5,481	19,398	16,266
General and administrative expenses	260,585	156,580	766,520	545,713
Professional and outside services	1,210,393	64,220	1,879,925	210,231
Selling and marketing expenses	188,576	38,937	639,518	235,167
Total operating expenses	2,244,874	626,427	6,287,029	2,630,488
Loss from operations	(2,170,272)	(578,723)	(6,090,309)	(2,466,414)
Other expense
Interest expense	(567)	(136,283)	(115,191)	(365,329)
Total other expense	(567)	(136,283)	(115,191)	(365,329)
Loss before income taxes	(2,170,839)	(715,006)	(6,205,500)	(2,831,743)
Income taxes	-	-	-	-
Net loss	$(2,170,839)	$(715,006)	$(6,205,500)	$(2,831,743)

Loss per share:
Basic and diluted	$(0.07)	$(0.05)	$(0.26)	$(0.21)

Weighted average number of common shares outstanding:
Basic and diluted	32,715,054	13,977,340	24,224,113	13,610,889

The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	2010	2009
Cash flows from operating activities:
Net loss	$(6,205,500)	$(2,831,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,398	16,266
Non-cash interest expense related to convertible, subordinated
debentures	89,717	270,147
Provision for doubtful accounts	49,578	7,848
Common stock issued in exchange for services	1,404,413	-
Common stock issued in exchange for financing costs - extension
of debt maturity	-	4,500
Common stock issued as employee compensation	1,245,500	580,000
Common stock warrants issued with convertible, subordinated
debentures	-	66,504
Share based compensation expense related to employee
stock option grants	105,032	-
Changes in operating assets and liabilities:
Accounts receivable	(177,196)	(151,013)
Inventory	(21,815)	52,225
Prepaid expenses and other current assets	95,758	(72,189)
Accounts payable	583,574	77,234
Accrued expenses	390,461	47,541
Net cash used in operating activities	(2,421,080)	(1,932,680)
Cash flows from investing activities:
Purchase of property and equipment	(26,106)	-
Advance to related party	(47,587)	-
Net cash used in investing activities	(73,693)	-
Cash flows from financing activities:
Net proceeds from officer loans	681,750	1,015,721
Net proceeds from convertible, subordinated debentures	-	450,000
Net payment on loans payable to related party	(160,479)	(27,891)
Repayments on bank loans payable	(20,393)	(13,688)
Net proceeds from the issuance of common stock	1,179,521	528,469
Net proceeds from the exercise of common stock warrants	832,521	-
Net cash provided by financing activities	2,512,920	1,952,611
Net change in cash and cash equivalents	18,147	19,931
Cash and cash equivalents at beginning of period	11,392	31,128
Cash and cash equivalents at end of period	$29,539	$51,059

Supplemental disclosures:
Interest paid	$17,520	$22,093
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with conversion of loans payable to officers	$1,634,828	$461,058
Common stock issued in connection with conversion of convertible, subordinated debentures	$529,000	$-

The accompanying notes are an integral part of these financial statements.

DNA Brands, Inc.
Notes to Financial Statements

1.             Organization and Summary of Significant Accounting Policies

Effective July 6, 2010, DNA Brands, Inc. (hereinafter referred to as the “Company” or “DNA”) executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation (“DNA Beverage”), and 100% of the common stock of its subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”), in exchange for the issuance of 31,250,000 shares of the Company’s common stock.  As a result of this transaction the Company, f/k/a Famous Products, Inc. changed its name to DNA Brands, Inc. On November 9, 2010, the Company changed its fiscal year end from October 31, to December 31.

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

The historical financial statements of the Company are those of DNA Beverage and of the consolidated entity. All DNA Beverage share amounts presented in this Report including weighted average shares outstanding and shares outstanding have been adjusted to reflect the conversion ratio of .7787576.

Basis of Presentation

The Company's unaudited consolidated financial statements include the accounts of its wholly-owned subsidiary. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, inventory, prepaid expenses, advances to related party, accounts payable, accrued expenses, and loans payable.  The carrying values of the short-term financial instruments approximate their fair value due to the short-term nature of these instruments.  The fair values of the loans payable have interest rates that approximate market rates.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at September 30, 2010 or December 31, 2009.

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

In May 2009 and as updated February 2010, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued.  The Company adopted this Statement in 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 14.

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

3.             Going Concern

As reflected in the accompanying financial statements, the Company has recorded net losses of $6,205,500 and $2,831,743 for the nine month periods ended September 30, 2010 and 2009, respectively. Net cash used in operations from the same periods were $2,421,080 and, $1,932,681 respectively.  At September 30, 2010 the Company had a working capital deficit of $2,368,538 and a stockholders’ deficit of $2,277,152. These matters raise a substantial doubt about the Company’s ability to continue as a going concern.

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

4.             Inventory

The following table sets forth the composition of the Company’s inventory:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Raw materials	$60,714	$3,712
Finished goods – beverages and meat snacks	93,259	128,446
Total inventory	$153,973	$132,158

5.             Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Accounts Receivable	$195,846	$21,161
Less: Allowance for doubtful accounts	(50,804)	(3,737)
Accounts Receivable, net	$145,042	$17,424

Bad debt expense for the nine-month periods ended September 30, 2010 and 2009 was $49,578 and $7,848 respectively.

6.             Prepaid Expenses

Prepaid expenses consist of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Security deposit	$10,000	$10,000
Employee and other advances	29,127	26,386
Sponsorship agreement	-	100,000
Miscellaneous, other	3,000	1,500
Total prepaid assets	$42,127	$137,886

7.             Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Equipment	$134,840	$108,735
Accumulated depreciation	(86,105)	(66,707)
Total property and equipment, net	$48,735	$42,028

Depreciation expense for the nine month periods ended September 30, 2010 and 2009 was $19,398 and $16,266 respectively.

8.             Accrued Expenses

The following table sets forth the composition of the Company’s accrued expenses as of September 30, 2010 and December 31, 2009:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Accrued salaries – officers	$772,136	$540,000
Accrued interest	-	22,565
Vendor agreement	71,103	-
Payroll taxes and penalties	133,209	61,183
Total accrued expenses	$976,448	$623,748

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

9.             Bank Loans Payable

Bank loan payable were comprised primarily of bank financing for vehicles and equipment coolers for the Company’s products. The range of interest rates on these loans was 9% to 26%.  The following table sets forth the current and long term portions of bank loans:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Bank loans	$19,080	$39,472
Less: Current portion of bank loans	(14,144)	(24,552)
Total long term-bank loans	$4,936	$14,920

10.           Convertible, subordinated debentures, net of discount

A summary of the issuances of all convertible notes in 2009 and 2008 are as follows:

Issue Dates	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares
12/16/2008	10%	$25,000	12/31/2009	.514
12/19/2008	12%	54,000	12/31/2009	.642
2/19/2009	10%	50,000	02/18/2010	.514
3/31/2009	12%	50,000	03/31/2010	.514
4/15/2009	8%	250,000	07/15/2009	.642
6/23/2009	12%	25,000	07/31/2010	.514
9/9/2009	12%	75,000	12/31/2010	.514
Total		$529,000

Convertible notes consist of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Convertible notes-face value	$529,000	$529,000
Loan discount	(419,090)	(419,090)
Add: amortization of loan discount	419,090	329,373
Less: conversion of notes to common stock	(529,000)	-
Net convertible notes	$-	$439,283

As of September 30, 2010 and December 31, 2009, the Company had outstanding convertible notes to various non- related parties in the aggregate amount of $-0- and $439,283, respectively. These notes were issued at varying interest rates from 8% to 12% with varying conversion rates and formulas that enabled the noteholder to convert these notes to common stock. Due to its limited liquidity, the Company was unable to pay off any of the convertible notes on the original due date, and as result negotiated extensions on the loans by either lowering the conversion price, or granting warrants to purchase the Company’s common stock.

In May and June of 2010, holders of previously issued convertible subordinated debentures agreed to convert $529,000 plus $37,671 in accrued interest, in return for the issuance of 972,443 shares of common stock. The approximate value per share was $0.58.

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December

	2009	2008
Expected dividend yield (1)	0%	0%
Risk-free interest rate (2)	1.55%	3.45%
Expected volatility (3)	147.7%	141.2%
Expected life (in years)	.03-1.0	1.0
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on three similar publicly traded companies. The Company used the average volatility rate of the three companies.
(4)	The expected life represents the due date of the note.

11.           Loans payable to officers

Loans payable to officers consist of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Loans payable to officers	$839,200	$1,792,278
	$839,200	$1,792,278

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

12.           Related Party Transactions and Balances

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

Advances from the related party RSS at December 31, 2009 was $160,479 and non-interest bearing.

Advances to the related party RSS at September 30, 2010 was $47,587.  For the nine month periods ended September 30, 2010 and September 30, 2009, the Company recorded $210,721 and $242,586 in expenses, respectively, from activity associated with RSS. These expenses were comprised primarily of brokerage fees, commissions and administrative services.

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

13.           Equity

At September 30, 2010 the Company was authorized to issue 100,000,000 shares, of $0.001 par value Common Stock, and 25,000,000 shares of $0.001 Preferred Stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

As of December 31, 2009 and September 30, 2010 there were 20,137,994 and 33,986,422 shares outstanding, respectively. The activity for the changes in common stock between December 31, 2009 and September 30, 2010 are as follows:

	Shares Issued	Value of Issuances
• Common stock issued in exchange for services	1,336,000	$1,404,000
• Common stock issued as employee compensation	2,064,000	1,246,000
• Common stock issued in connection with conversion of loans payable to officers	6,366,000	1,635,000
• Issuance of stock for conversion of convertible subordinated debentures	972,000	529,000
• Exercise of common stock warrants	1,236,000	833,000
• Common stock issuance	1,874,000	1,180,000
Total	13,848,000	$6,827,000

Since 2007 the Company has issued and sold preferred, common stock, and detachable stock warrants to fund a significant portion its operations. Additionally, the Company has issued common shares to compensate its employees as well as to retire debt. The value of each equity component was determined using the following Black Scholes methodology:

	2010	2009
Expected dividend yield (1)	0%	0%
Risk-free interest rate (2)	1.55%	3.45%
Expected volatility (3)	147.7%	141.2%
Expected life (in years)	5.0	5.0
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on three similar publicly traded companies.

The following table reflects all outstanding and exercisable warrants for the periods ended December 31, 2009 and September 30, 2010.   During the month of December 2009 the Company temporarily reduced the strike price of all outstanding warrants to $0.50.  All stock warrants are immediately vested upon issuance and are exercisable for a period five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2009	3,576,238	$1.60	3.89
Warrants issued	1,133,099	$1.75	4.41
Warrants exercise	(1,235,971)	$0.50	-
Balance, September 30, 2010	3,473,366	$1.62	3.29(1)
 __________________

(1)	The remaining contractual life of the warrants outstanding as of September 30, 2010 ranges from 2.33 to 4.25 years.

The Company has not adopted a formal stock option plan. As of September 30, 2010, the Company had committed to issue stock options to two of its employees.

14.           Subsequent Events

The Compnay has evaluated for subsequent events between the balance sheet date of September 30, 2010 and November 22, 2010 the date the financial statements were issued and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

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

As a result of this transaction we changed our name to “DNA Brands, Inc.”  Our principal offices are located at 506 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826.  Our website is www.dnabrandsusa.com.   Additionally, our officers and directors resigned their positions with us and were replaced by the former management team of DNA Beverage. Mr. Darren Marks became a director and our President and CEO, and Mr. Melvin Leiner, became a director and our Executive Vice President, Secretary and COO/CFO.

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

Results Of Operations

Comparison of Results of Operations for the three and nine months ended September 30, 2010 and September 30, 2009

Revenue

Revenue for the three and nine month periods ended September 30, 2010 was $165,151 and $939,945 respectively, compared to $159,831 and $549,733 for the comparable periods ended September 30, 2009. This increase of 3.3%  and 71.0% for  the three and nine months ended September 30, 2010 compared to the same periods in 2009 is primarily attributable to our growing number of retail distribution channels in 2010, compared to 2009.  While no assurances can be provided, we expect that our ongoing sales and marketing efforts, combined with brand recognition and awards we have received for the quality of our products will generate significant incremental revenue increases in the future.  However our ability to continue to expand our revenue is dependent upon our success in raising additional capital and there can be assurance we will be successful or obtain funding to support our marketing efforts.  See “Liquidity and Capital Resources,” below.

Gross Margin

We calculate gross margin by subtracting cost of goods sold from revenue.  Gross margin percentage is calculated by dividing the gross margin by revenue.  Our gross margin for the three and nine month periods ended September 30, 2010 was $74,602 and $47,703, respectively. Our gross margin for the three and nine month periods ended September 30, 2009 was $196,720 and $164,074, respectively.  For the nine months ended September 30, 2010 our gross margin percentage declined from 29.8% to 20.9%. For the three months ended September 30, 2010, our gross margin percentage increased from 29.8% to 45.2%. The decline in gross margin percentage for the nine months ended September 30, 2010 compared to the same period in 2009 is due to the varying price structures that we have tested during 2010 in various markets. The increase in margin for the three months ended September 30, 2010 compared to the same period in 2009 reflects a number of significant sales in 2010 at margins higher than our 2010 trend. Since we are in our growth phase and a small number of sales and transaction can impact our gross margin percentage, we do not believe that the gross margin percentages for the nine month period in 2010 are indicative of future results. We believe that our future gross margin levels will approach or exceed historic levels as our sales rise. However, there can be no such assurances.

Compensation and Benefits

Compensation and benefits for the three and nine month periods ended September 30, 2010 were $578,523 and $2,981,668, respectively, compared to $361,209 and $1,623,111 for the same periods in 2009.  Due to our limited liquidity, we incentivize key employees with a small base salary and significant stock grants. Our two executive officers have deferred all cash salary since 2008.

Stock grants to employees which are immediately vested are valued at the trading price of our stock on the date of our Board of Directors approved such grants.  On June 1, 2009 we granted five key executives an aggregate of 778,757 shares of immediately vested common stock, which was valued at $580,000. This expense was recorded in the nine month period ended September 30, 2009.  On January 11, 2010 we granted the same employees 2,062,706 immediately vested shares which was valued at $1,245,000 and was charged to expense during the nine months ended September 30, 2010. We believe that due to the thinly traded nature of our stock and the restrictions placed upon these shares that these shares were worth significantly less than the face value of the shares at the time of issuance.

General and Administrative

General and administrative expense (“G&A”) for the three and nine month periods ended September 30, 2010 were $260,585 and $766,520 respectively, compared to $156,580 and $545,714 for the same periods in 2009.  G&A is primarily comprised of office and warehouse rent, utilities, corporate insurance, travel and entertainment, and other expenses. The increase in both the three and nine month periods is attributable to increases in rent, travel, insurance and vehicle expenses.  We believe that we can significantly increase sales levels with minimal increases in G&A.  However, there can be no assurances that we will be successful in increasing sales levels or minimizing G&A expenses in the future.

Professional and outside services

Professional and outside services for the three and nine months ended September 30, 2010 was $1,210,393 and $1,879,925, respectively, compared to $64,220 and $210,231, respectively, for the same periods ended September 30, 2009.  Professional and outside services are comprised primarily of legal, public relations, accounting and other fees. The material increases in 2010 levels are primarily attributable to the issuance of immediately vested stock to pay for these services as well expenses related to the transactions with DNA Beverage. During the three month and nine month periods ended September 30, 2010 we incurred $842,475 and $1,404,413 in expenses related to these stock transactions, compared to nil for both the three and nine month periods ended September 30, 2009.

Selling and marketing expenses

Selling and marketing expenses for the three and nine months ended September 30, 2010 was $188,576 and $639,518, respectively, compared to $38,937 and $235,167 for the same periods ended September 30, 2009. The material increase in selling and marketing expenses during both the three and nine month periods in 2010 compared to 2009 are attributable to increased marketing, promotion and selling efforts.  During 2010, we increased the number of our distribution chains allowing us to utilize a greater number of vehicles to expand our sales territories.  Additionally, we upgraded our sponsorship agreements to include higher profile athletes in an effort to establish a larger national presence. We believe that these increased efforts have yielded a number of new accounts with significant potential for new sources of revenue. There can be no assurances that ongoing and additional marketing efforts will generate new sources of revenue in excess of these marketing expenses

Interest expense

Interest expense for the three and nine months ended September 30, 2010 was $567 and $115,191, respectively compared to $136,283 and $365,329, respectively for the same periods ended September 30, 2009. The primary reason for the significant drop in interest expense for both the three and nine month periods ended September 30, 2010 compared to the same periods in 2009 is attributable to the conversion of the convertible debt to common stock (See Note 10.) in May and June of 2010. As a result the Company no longer recorded interest expense associated with the amortization of loan discount.

Due to the thinly traded nature of our Common Stock and selling restrictions placed upon insiders and executive management, we believe that the amount of shares issued to retire this debt was reasonable.

Net loss

We incurred a net loss of $6,205,500 during the nine month period ended September 30, 2010 (approximately $0.41 per share) compared to a net loss of $2,831,743 for the nine month period ended September 30, 2009 (approximately $0.22 per share). Since inception we have generated material operating losses. A significant portion of these losses as described in this Report are non-cash in nature, however, the losses remain substantial excluding those items. We believe that based upon our growing distribution channels, recognition of the quality of our products and marketing plan than we can become profitable from operations. However there can be no assurances that we will be successful or that we will have sufficient liquidity to execute our plans.

Liquidity and Capital Resources

At September 30, 2010, we had $29,539 in cash and cash equivalents.

As reflected in the accompanying financial statements, we have recorded net losses of $6,205,500 and $2,831,743 for the nine month periods ended September 30, 2010 and 2009, respectively. Net cash used in operations from the same periods were $2,421,080 and $1,932,681, respectively.  At September 30, 2010 we had a working capital deficit of $2,368,538 and a stockholders’ deficit of $2,277,152. These matters raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations was $2,421,080 for the nine month period ended September 30, 2010 compared to $1,932,681 for the same period in 2009. The increase is primarily attributable to an increase in operating losses from $3,042,138 in 2009 to $10,047,346 in 2010; offset in 2010 by common stock issued to officers for note conversion of $3,841,846, common stock issued to employees as compensation of $1,245,500, common stock issued in exchange for services of $1,404,413, and an increase in accounts payable from $77,234 in 2009 to $583,574 in 2010.

Net cash used in investing activities was $73,693for the nine months ended September 30, 2010 compared to nil in the same period in 2009. The increase is attributable to the purchase of equipment of $26,106 and an increase in loans receivable of $47,587 from a related party.

Net cash provided by financing activities was $2,512,920 for the nine month period ended 2010 compared to $1,952,612 for the same period in 2009. The difference is primarily attributable to an increase in net proceeds of common stock issuances, convertible preferred stock and from warrant exercise of $2,012,042 in 2010, compared to $528,470 in 2009, offset by a decrease in net proceeds of officer loans from $1,015,721 in 2009, to $681,750 in 2010.

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

In July 2010 we commenced a private offering of our Common Stock whereby we are offering up to 3,000,000 shares at an offering price of $0.50 per share to “accredited investors” as that term is defined under the Securities Act of 1933, as amended.  During the three month period ended September 30, 2010 we sold 366,000 shares and have received proceeds of $183,000.

As of the date of this report we have sold an aggregate of 1,220,000 shares and have received proceeds of $610,000 therefrom.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three and nine month periods ended September 30, 2010.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010, at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the initial Nine Month period ended September 30, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best of our knowledge there are no pending or threatened actions in which we are involved.

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

Also, effective July 8, 2010, we issued 673,980 to one person in exchange for services.  We did not receive any cash proceeds from this issuance.  We relied upon the exemption from registration provided by Section 4/2 of the Securities Act of 1933, as amended, to issue the aforesaid shares

We commenced a private offering of our Common Stock in July 2010 wherein we are offering up to 3,000,000 shares at an offering price of $0.50 per share to “accredited investors” as that term is defined under the Securities Act of 1933, as amended (the “33 Act”).  During the three months ended September 30, 2010 we sold an aggregate of 366,000 shares to 7 investors and received $183,000 in proceeds therefrom.  We relied upon the exemption from registration provided by Regulation D promulgated under the 33 Act to issue these shares.  As of the date of this report we have sold an aggregate of 1,220,000 shares in the offering described above to a total of 14 investors and have received proceeds of $610,000, therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2010.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks, Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner, Principal Financial Officer and Principal Accounting Officer