Form 10-Q/A
period 2010-09-30
DNA BRANDS INC
filed 2011-01-11
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A1

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

EXPLANATORY NOTE:

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend our Form 10-Q for the quarter ended September 30, 2010 (the “Report”), which was originally filed with the U.S. Securities and Exchange Commission on November 22, 2010. In December 2010, we identified a number of errors that had been made in the calculation of the stock conversion percentage associated with the reverse merger transaction we completed on July 6, 2010 which was previously reported to be .7787567 but should have been .72927779, and to adjust the weighted average shares outstanding. However, the number of common shares issued by us in the reverse merger remains at 31,250,000.  See “Part I, Financial Information,” including Notes to Consolidated Financial Statements and “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

ITEM 1.  FINANCIAL STATEMENTS

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$29,539	$11,392
Accounts receivable, net	145,042	17,424
Inventory	153,973	132,158
Prepaid expenses and other current assets	42,127	137,886
Total current assets	370,681	298,860
Property and equipment, net	48,735	42,028
Advances to related party	47,587	-
Total assets	$467,003	$340,888

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$909,427	$325,853
Accrued expenses	976,448	623,748
Bank loans payable, current portion	14,144	24,552
Loans payable to officers	839,200	1,792,278
Total current liabilities	2,739,219	2,766,431
Bank loans payable, net of current portion	4,936	14,920
Convertible, subordinated debentures, net of discounts	-	439,283
Advances from related party	-	160,479
Total liabilities	2,744,155	3,381,113

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, zero and zero issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 34,064,980 and 19,847,671 issued and outstanding, respectively	34,065	19,848
Additional paid-in capital	13,595,268	6,430,518
Accumulated deficit	(15,906,485)	(9,490,591)
Total stockholders' deficit	(2,277,152)	(3,040,225)
Total liabilities and stockholders' deficit	$467,003	$340,888

The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)
(RESTATED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales	$165,151	$159,831	$939,945	$549,733
Cost of goods sold	90,549	112,127	743,225	385,659
Gross margin	74,602	47,704	196,720	164,074
Operating expenses
Compensation and benefits	578,523	361,209	2,981,668	1,623,111
Depreciation expense	6,797	5,481	19,398	16,266
General and administrative expenses	260,585	156,580	766,520	545,713
Professional and outside services	1,210,393	64,220	1,879,925	210,231
Selling and marketing expenses	188,576	38,937	639,518	235,167
Total operating expenses	2,244,874	626,427	6,287,029	2,630,488
Loss from operations	(2,170,272)	(578,723)	(6,090,309)	(2,466,414)
Other expense
Interest expense	(567)	(136,283)	(115,191)	(365,329)
Total other expense	(567)	(136,283)	(115,191)	(365,329)
Loss before income taxes	(2,170,839)	(715,006)	(6,205,500)	(2,831,743)
Income taxes	-	-	-	-
Net loss	$(2,170,839)	$(715,006)	$(6,205,500)	$(2,831,743)

Loss per share:
Basic and diluted	$(0.07)	$(0.05)	$(0.25)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	32,451,006	14,882,992	24,473,321	14,521,095

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

Reverse Capitalization

Effective July 6, 2010, the Company executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage, and 100% of the common stock of subsidiary Grass Roots, in exchange for the issuance of 31,250,000 shares of the Company’s common stock.  DNA Beverage intends to distribute these shares to its shareholders of record as of September 8, 2010.  Each share of DNA Beverage held on the aforesaid record date will receive 0.729277794 shares of the Company’s Common Stock upon the filing and effectiveness of a registration statement to be filed by the Company with the Securities and Exchange Commission.  This share issuance represented approximately 94.6% of the Company’s outstanding stock.  As a result of this transaction, the Company changed its name to “DNA Brands, Inc.”, and the Company f/k/a as Famous Products Inc. was deemed the legal acquirer.

The historical financial statements of the Company are those of DNA Beverage and of the consolidated entity. All DNA Beverage share amounts presented in this Report including weighted average shares outstanding and shares outstanding have been adjusted to reflect the conversion ratio of .729277794.

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

2.  Restatement

In November, 2010 the Company determined that the share conversion ratio, as well as the calculation of minority shares outstanding for the purposes of determining weighted average shares outstanding pursuant to the July 6th reverse merger described in Note 1. above had been calculated incorrectly due to the following errors:

•	The number of DNA Beverage shares outstanding and shares to be issued as of the date of the reverse merger on July 6, 2010 was inaccurate
•	The number of shares reserved for the conversion of preferred stock to common stock was calculated incorrectly
•	As a result of the errors described above, DNA Brands minority shares outstanding as of July 6, 2010 were excluded from the calculation of weighted average shares outstanding.

Accordingly, the Company has restated its financial statements for the period ended September 30, 2010 to correct the conversion ratio from .7787576 to .729277794 and to correct the number of weighted average shares outstanding. The effect of the restatement on the previously issued unaudited financial statements for the period ended September 30, 2010 is presented in the following table:

DNA Brands, Inc.
Notes to Financial Statements

2.  Restatement (continued)

	(as Originally Reported)	Effect of Restatement	September 30, 2010 (Restated)
Consolidated Balance Sheets
Common shares issued and outstanding September 30, 2010	33,986,422	78,558	34,064,980
Common shares issued and outstanding December 31, 2009	20,137,994	(290,323)	19,847,671
Common stock balance September 30, 2010	$33,986	$79	$34,065
Common stock balance December 31, 2009	$20,138	$(290)	$19,848
Additional paid-in capital September 30, 2010	$13,595,347	(79)	$13,595,268
Additional paid-in capital December 31, 2010	$6,430,228	$290	$6,430,518

Consolidated Statements of Operations:
Weighted average number of common shares outstanding shares
Outstanding, basic and diluted:
Three months ended September 30, 2010	32,715,054	(264,048)	32,451,006
Three months ended September 30, 2009	13,977,340	905,652	14,882,992
Nine months ended September 30, 2010	24,224,113	249,208	24,473,321
Nine months ended September 30, 2009	13,610,889	910,206	14,521,095

Loss per share basic and diluted:
Nine months ended September 30, 2010	$(0.26)	$0.01	$(0.25)
Nine months ended September 30, 2009	$(0.21)	$0.01	$(0.20)

Share amounts appearing in Notes 1, 11, 12 and 14 to the Financial Statements have been adjusted to reflect the proper conversion rate of .729277794 instead of the previously used conversion rate of .7787576.

3.  Recently Issued Accounting Pronouncements

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

DNA Brands, Inc.
Notes to Financial Statements

3.  Recently Issued Accounting Pronouncements (continued)

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

DNA Brands, Inc.
Notes to Financial Statements

3.  Recently Issued Accounting Pronouncements (continued)

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

4.  Going Concern

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

5.  Inventory

The following table sets forth the composition of the Company’s inventory:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Raw materials	$60,714	$3,712
Finished goods – beverages and meat snacks	93,259	128,446
Total inventory	$153,973	$132,158

DNA Brands, Inc.
Notes to Financial Statements

6.  Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Accounts Receivable	$195,846	$21,161
Less: Allowance for doubtful accounts	(50,804)	(3,737)
Accounts Receivable, net	$145,042	$17,424

Bad debt expense for the nine-month periods ended September 30, 2010 and 2009 was $49,578 and $7,848 respectively.

7.  Prepaid Expenses

Prepaid expenses consist of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Security deposit	$10,000	$10,000
Employee and other advances	29,127	26,386
Sponsorship agreement	-	100,000
Miscellaneous, other	3,000	1,500
Total prepaid assets	$42,127	$137,886

8.  Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Equipment	$134,840	$108,735
Accumulated depreciation	(86,105)	(66,707)
Total property and equipment, net	$48,735	$42,028

Depreciation expense for the nine month periods ended September 30, 2010 and 2009 was $19,398 and $16,266 respectively.

9.  Accrued Expenses

The following table sets forth the composition of the Company’s accrued expenses as of September 30, 2010 and December 31, 2009:

DNA Brands, Inc.
Notes to Financial Statements

9.  Accrued Expenses (continued)

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Accrued salaries – officers	$772,136	$540,000
Accrued interest	-	22,565
Vendor agreement	71,103	-
Payroll taxes and penalties	133,209	61,183
Total accrued expenses	$976,448	$623,748

Due to the shortage of liquidity, the Company’s two principal executive officers have deferred their salaries since 2008.

10.  Bank Loans Payable

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

11.  Convertible, subordinated debentures, net of discount

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

DNA Brands, Inc.
Notes to Financial Statements

11.  Convertible, subordinated debentures, net of discount (continued)

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

In May and June of 2010, holders of previously issued convertible subordinated debentures agreed to convert $529,000 plus $37,671 in accrued interest, in return for the issuance of 910,657 shares of common stock. The approximate value per share was $0.62.

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2009 and 2008.

	2009	2008
Expected dividend yield (1)	0%	0%
Risk-free interest rate (2)	1.55%	3.45%
Expected volatility (3)	147.7%	141.2%
Expected life (in years) (4)	.03-1.0	1.0
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on three similar publicly traded companies. The Company used the average volatility rate of the three companies.
(4)	The expected life represents the due date of the note.

12.  Loans payable to officers

Loans payable to officers consist of the following:

	Sept. 30, 2010	Dec. 31, 2009
	(unaudited)
Loans payable to officers	$839,200	$1,792,278
	$839,200	$1,792,278

Since the inception of the Company, its principal executive officers have loaned the Company significant amounts of operating capital on an interest free basis and without formal repayment terms.

In October 2009, the Company agreed to issue 652,900 shares of the Company’s common stock in exchange for the officer’s retiring $461,058 of loans payable.

In May 2010, the Company agreed to issue 5,961,217 shares of the Company’s common stock in exchange for the officer’s retiring $1,634,828 of loans payable.

DNA Brands, Inc.
Notes to Financial Statements

13.  Related Party Transactions and Balances

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

14.  Equity

At September 30, 2010 the Company was authorized to issue 100,000,000 shares, of $0.001 par value Common Stock, and 10,000,000 shares of $0.001 Preferred Stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

The following table sets forth the impact on equity accounts of the reverse capitalization described throughout this Report.

DNA Brands, Inc.
Notes to Financial Statements

14.  Equity (continued)

Common stock share count reconciliation
Total DNA Beverage Corporation common shares outstanding December 31, 2009	24,781,602

Conversion ratio used to convert DNA Beverage Corporation shares to DNA Brands,
Inc. shares as a result of the reverse capitalization transaction	0.729277764

Converted shares outstanding	18,072,671

DNA Brands, Inc. minority shares outstanding not impacted by reverse
capitalization transaction	1,775,000
DNA Brands, Inc. shares outstanding on December 31, 2009	19,847,671

Impact on common stock and paid-in capital
Par value of DNA Beverage Corporation common shares	$0.0001
DNA Beverage Corporation common shares outstanding on December 31, 2009	24,781,602
DNA Beverage Corporation common stock value December 31, 2009	$2,478

Par value of DNA Brands, Inc. common shares	$0.001
DNA Brands, Inc. common shares outstanding on December 31, 2009	19,847,671
DNA Brands, inc. common stock value December 31, 2009	$19,848

Increase in common stock value as of December 31, 2009	$17,370
Decrease in paid-in capital as of December 31, 2009	$(17,370)
Net impact on stockholders' deficit as a result of the reverse capitalization	$-

Impact on preferred stock, preferred shares outstanding and paid-in capital
Par value of DNA Beverage Corporation preferred shares	$0.0001
DNA Beverage Corporation common shares outstanding on December 31, 2009	2,381,824
DNA Beverage Corporation preferred stock value December 31, 2009	$238
As a result of the terms of the reverse capitalization there was no longer any preferred stock outstanding, therefore DNA Brands, Inc had no
preferred stock outstanding as of December 31, 2009	-

Decrease in preferred stock value as of December 31, 2009	$(238)
Increase in paid-in capital as of December 31, 2009	$238
Net impact on stockholders' deficit as a result of the reverse capitalization	$-

As of December 31, 2009 and September 30, 2010 there were 19,847,671 and 34,064,980 shares outstanding, respectively. The approximate number of shares issued and their respective approximate values for the activity for the changes in common stock between December 31, 2009 and September 30, 2010 are as follows:

	Shares Issued	Value of Issuances
• Common stock issued in exchange for services	1,294,000	$1,404,000
• Common stock issued as employee compensation	1,933,000	1,246,000
• Common stock issued in connection with conversion of loans payable to officers	5,961,000	1,635,000
• Issuance of stock for conversion of convertible subordinated debentures	910,000	529,000
• Exercise of common stock warrants	1,157,000	833,000
• Common stock issuance	2,962,000	1,180,000
Total	14,217,000	$6,827,000

DNA Brands, Inc.
Notes to Financial Statements

14.  Equity (continued)

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

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2009	3,349,015	$1.60	3.89
Warrants issued	1,061,105	$1.75	4.41
Warrants exercise	(1,157,441)	$0.50	-
Balance, September 30, 2010	3,252,679	$1.62	3.29(1)
__________________

(1)	The remaining contractual life of the warrants outstanding as of September 30, 2010 ranges from 2.33 to 4.25 years.

The Company has not adopted a formal stock option plan. As of September 30, 2010, the Company had committed to issue stock options to two of its employees.

15.  Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2010 and January 7, 2011 the date the financial statements were issued and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

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

Effective July 6, 2010, we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation of Boca Raton, Florida (“DNA Beverage”), and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of our common stock. As part of the terms of these transactions, our former President agreed to voluntarily redeem 19,274,400 common shares back to us. The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance.  DNA Beverage intends to distribute these shares to its shareholders of record on September 8, 2010 (the “Record Date”) upon the effectiveness of our registration statement that has been filed with the SEC. Each DNA Beverage shareholder on the Record Date will receive 0.729277764 shares of our Common Stock for every one share of DNA Beverage they owned on the Record Date.   We had previously mistakenly announced that the conversion ratio was 0.7787576. However, the number of shares to be issued to the DNA Beverage shareholders remains at 31,250,000.

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

Following is our results of operations for the three and nine month periods ended September 30, 2010 and 2009,.  All DNA Beverage share amounts for the three and nine month periods ended September 30, 2010 and 2009, respectively, presented in this Report including weighted average shares outstanding and shares outstanding have been adjusted to reflect the conversion ratio of 0.729277764.

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

Stock grants to employees which are immediately vested are valued at the trading price of our stock on the date of our Board of Directors approved such grants.  On June 1, 2009 we granted five key executives an aggregate of 729,277 shares of immediately vested common stock, which was valued at $580,000. This expense was recorded in the nine month period ended September 30, 2009.  On January 11, 2010 we granted the same employees 1,931,648 immediately vested shares which was valued at $1,245,000 and was charged to expense during the nine months ended September 30, 2010. We believe that due to the thinly traded nature of our stock and the restrictions placed upon these shares that these shares were worth significantly less than the face value of the shares at the time of issuance.

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

Net loss

We incurred a net loss of $6,205,500 during the nine month period ended September 30, 2010 ($0.25 per share) compared to a net loss of $2,831,743 for the nine month period ended September 30, 2009 ($0.20 per share). Since inception we have generated material operating losses. A significant portion of these losses as described in this Report are non-cash in nature, however, the losses remain substantial excluding those items. We believe that based upon our growing distribution channels, recognition of the quality of our products and marketing plan than we can become profitable from operations. However there can be no assurances that we will be successful or that we will have sufficient liquidity to execute our plans.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To the best of our knowledge there are no pending or threatened material actions in which we are involved.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective July 6, 2010, we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation of Boca Raton, Florida (“DNA Beverage”), and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc.(“Grass Roots”); in exchange for the issuance of 31,250,000 shares of our common stock. This share issuance represented approximately 94.6% of our outstanding shares at the time of issuance.   We did not receive any proceeds from the issuance of these shares.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 11, 2011.

DNA BRANDS, INC.

By:	s/Darren Marks
Darren Marks, Principal Executive Officer

By:	s/Melvin Leiner
Melvin Leiner, Principal Financial Officer and Principal Accounting Officer