Form 10-K
period 2010-12-31
DNA BRANDS INC
filed 2011-03-31
CIK 1419995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Form 10-K

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2010

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to _________

Commission file number 000-53086

DNA BRANDS, INC.
(Exact name of registrant as specified in its Charter)

Colorado	26-0394476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

506 NW 77th Street, Suite B Boca Raton, Florida	33487
(Address of Principal Executive Offices)	(Zip Code)

(940) 970-3826
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)
Yes  ☐    No  ☑
The aggregate market value of the Company's voting stock held by non-affiliates as of March 30, 2011 was approximately $28,639,137 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 35,640,304 shares of common stock outstanding as of March 30, 2011.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe,"  "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company's future financing plans and (d) our Company's anticipated needs for working capital.  These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this Report generally.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

PART I

ITEM 1.     BUSINESS

History

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name “Famous Products, Inc.”  Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company.

Effective July 6, 2010, we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation of Boca Raton, Florida (“DNA Beverage”), and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of our common stock. As part of the terms of these transactions, our former President agreed to voluntarily redeem 19,274,400 common shares back to us. Additionally, our officers and directors resigned their positions with us and were replaced by the former management team of DNA Beverage. Mr. Darren Marks became a director and our President and CEO, and Mr. Melvin Leiner became a director and our Executive Vice President, Secretary and COO/CFO.  The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance.  DNA Beverage intends to distribute these shares to its shareholders of record on September 8, 2010 (the “Record Date”) upon the effectiveness of our registration statement that we have filed and is pending with the SEC. Each DNA Beverage shareholder on the record date of September 8, 2010 will receive 0.729277764 shares of our Common Stock for every one share of DNA Beverage they owned on the Record Date.   We had previously mistakenly announced that the conversion ratio was 0.7787576.

As a result of this transaction we changed our name to “DNA Brands, Inc.”  Our principal offices are located at 506 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826 and our website is www.dnabrandsusa.com.

Current Business

We currently produce, market and sell a proprietary line of three carbonated blends of DNA Energy Drinks®, as well as a line of meat snacks made up of two beef jerky flavors and three flavors of beef sticks.  Our current business commenced in May 2006 in the State of Florida under the name “Grass Roots Beverage Company, Inc.” (“Grass Roots”).  Initial operations of Grass Roots included development of our energy drinks, sampling and other marketing efforts and initial distribution of our energy drinks in the State of Florida.  We began selling our energy drink initially in the State of Florida in 2007.  As of the date of this Report we are currently distributing our products throughout 31 of 42 Florida counties as well as the Southeastern US, including Georgia, Louisiana and Mississippi.  We also distribute in Ohio, Pennsylvania and Michigan. In addition we are represented in Indiana, New York and parts of New Jersey.  In New York we will be distributing DNA Shred Stix® through Clems Distributing, one of New York’s largest snack distributors with over 10,000 points of distribution.  We are also in discussions for Clems to distribute DNA Energy Drink®.  It is our intention to have nationwide distribution by 2012 provided we are able to obtain the financing necessary to accomplish this objective.

We strive to maintain creditability with our core demographic, increase our consumer base by adapting to trends and changes; keep the brand in front of consumers through TV, magazines, events and viral campaigns and at the same time giving the consumer superior products at a lower price with quality service.  We have demonstrated our ability to adapt to market trends by pioneering the DNA Beef Jerky and Shred Stix line, giving us numerous cross marketing opportunities.

We are a focused on building our DNA brand.  In an industry where only 5% of new companies survive, we feel our continued success will be based upon a methodical approach to build our brand.  We started out with the idea that energy drinks could be functional and delicious tasting at the same time and made the conscious decision not to follow the industry leaders taste profile and created energy drinks to set us apart from the competition.  In January 2010 we were awarded a 1st Place “Platinum Award,” as the best tasting energy drink at the prestigious World Beverage Competition™ held in Geneva, Switzerland.  More than 30 counties and over 10,000 entries were submitted in all beverage categories.

Knowing full well that brands are not built overnight, especially in the highly competitive energy drink category, our first two years were devoted to brand development, creating awareness through sampling programs (over 20,000 cases sampled) and creating credibility among our core demographic by concentrating marketing efforts on action sports locations and events (surf, motocross, skate, etc.) which we continue today throughout Florida.

As we learned through trial and error, there was a severe lack of meaningful brand-building distribution options available to new non-alcoholic brands in Florida forcing us to create our own Direct Store Distribution (DSD) entity, Grass Roots.  Grass Roots directly covered 31 of 42 counties in Florida before Anheuser-Busch came agreed to become our distributor for Florida. Grass Roots continues to service accounts in these counties and/or assists Anheuser in the selling or distribution of our branded products and will do so until the products are fully assimilated into Anheuser’s network.  Once we were comfortable that the brand had some legitimacy we aggressively went after the independent convenience and chain stores.  Our products are currently sold in over 3,000 Florida stores, most of which came on board over the 7 months prior to the date of this Report.  Having our own DSD has given us insight into what is required from both a manufacturer’s and distributor’s standpoint to successfully build a brand.

On February 23, 2010, the committee for Anheuser Busch’s (“AB”) 23 Florida distributors recommended that DNA Energy Drink become the replacement for Monster Energy Drink that terminated their relationship with AB.  Combined, the 26 AB-Budweiser houses sold 1.4 million cases of Monster with gross revenues approximating $40 million.  As a bonus the committee also gave its approval for distribution of our entire meat snack line.  Quality Distributors of Deltona, Florida became the first AB distributor to receive product.  Since February 2010 we have entered into eleven (11) separate agreements with AB distributors and expect to continue to enter into new distribution agreements over the next 6 months. However, as of the date of this Report AB is not servicing approximately 30% of the State of Florida and as a result, we  still maintain Grass Roots to fill in the territories not yet serviced by AB and to act as service reps for the AB network.

On March 1, 2011, we entered into a distribution agreement with Sand Dollar Distributors, LLC for the distribution of our entire line of products. This agreement calls for Sand Dollar to service the Miami/Dade, Monroe (Key West through Miami), and Palm Beach counties where we have no AB coverage.  Sand Dollar was Red Bull’s exclusive South Florida distributor until recently and largely credited with its success in South Florida. Distribution efforts are expected to begin in April 2011.

We are the “title” sponsor of a factory Yamaha AMA super cross team the “DNA Shred Stix Star/Yamaha Racing Team.”  AMA Motocross/Supercross is only second to NASCAR in motor sport attendance according to the AMA Supercross Association.  The DNA team is one of only four teams that contended for the world “Lites” title and had four podium appearances with a title win in Seattle in 2010 and have had extensive coverage on CBS and Speed channels already during the past couple of years. In 2011 our riders have already been on the podium several times culminating with a first place win on March 12 in Indianapolis, Indiana appearing before in excess of 50,000 spectators.

We try to maintain creditability with the core demographic and increase our consumer base by adapting to trends and changes, keeping the brand in front of consumers through TV, magazines, events and viral campaigns and at the same time giving the consumer superior products at a lower price with quality service.  We believe we have demonstrated our ability to adapt to market trends and when we were certain that our energy drink had gained credibility among our core demographic we pioneered the release of the DNA Beef Jerky and Shred Stix line in July 2009 and January 2010, respectively.  We believe this gives us numerous cross marketing opportunities.

Products

We produce, market and sell an initial proprietary line of four carbonated blends of DNA Energy Drink® (“DNA®”) as well as a line of meat snacks made up of two beef jerky flavors and three flavors of beef sticks.  These drinks are sold in 16 ounce cans styled with the name DNA® prominently placed and a logo that includes the DNA Skull and Helix.  The beef jerky is packaged in a 3.0 oz sealable pouch and the beef stick is 1.0 oz stick form.  We believe the name DNA, our edgy color schemes, logo and other graphics stand out on store shelves and coolers.  The DNA name resonates highly with our target market which includes a younger core of a more active demographic involved in today’s rapidly expanding and trend setting action sports community.  Our initial product flavors include:

DNA Energy Drink®

•	Citrus –Tastes like a true blend of real oranges with specific citrus nuances
•	Lemon Lime –Velvety and smooth lemon lime mix
•	Citrus Sugar free (No carbs) – The taste of a very high end orange soda but with a jolt of energy
•	Cranberry Raspberry Sugar free (CranRazzberry) (No carbs) - a mix of Cranberry and Raspberry with the correct energy boost.

DNA Beef Jerky™

•	Original – True beef flavor
•	Teriyaki – Tastes like authentic Asian seasoning

DNA Shred Stix™

•	Original – Real beef flavor
•	Pizza – Authentic pepperoni pizza taste
•	Jalapeno – Hot and spicy
•	Taco –Authentic taco flavor

Energy Drinks

We have formulated DNA® to the highest flavor profile standard and believe it is superior in taste to any of the other energy drink brands in the industry.  We incorporate the best and highest quality ingredient mix in our proprietary blends which have been formulated to maximize energy and awareness levels that result in improved performance on demand.

Our energy drink makes an immediate and lasting difference in elevating energy levels of consumers.  This category is the only one that creates an immediate expectation of an effect on consumer bodily functions.  There are many energy drinks that have compromised functionality for cost savings.  We believe they have learned all too late that if an energy drink does not deliver on its promise for an immediate and lasting increase in energy levels, it is no more than an expensive soda.  Energy drink consumers will go to another reliable brand.  We believe one of the several principal reasons new energy drinks entrants commercially fail soon after introduction is because they use inferior ingredients and as a result do not provide the expected results.

DNA® is formulated to ensure that DNA® drinkers will, upon first drink, experience a taste that is delicious beyond the typical expected institutionalized medicinal taste that has been the main negative reaction associated with the vast number of brands of energy drinks including the major brands.  We have not sacrificed taste for functionality and performance which we believe gives us a major competitive advantage over other energy drinks and has awarded us with high accolades from distributors and industry insiders, as well as from numerous action sports publications.  These early taste accolades for DNA® have converted numerous energy drink consumers to us in those geographic areas of our distribution.  We believe on taste alone, given our high functionality profile, we are able to quickly convert consumers from other brands.  In fact, our tag line, “Tastes Like No Other,” was given to us by a first time consumer in our initial sampling program.  Our taste and functionality profiles have begun to create a positive response in our target market, with distributors and with convenience store chains that dominate energy drink distribution. DNA® has also captured industry attention at the highest levels.  DNA was awarded the 1st Prize “Platinum Award” in the “Best Tasting Energy Drink” category by the World Beverage Competition for 2010 which was held in Geneva, Switzerland.  More than 30 countries participated and more than 10,000 entrants in all beverage categories were submitted for judging.  One winner from each category was selected in double blind tasting tests.

We are experimenting with line extensions on these blends and also on completely new items that are in the R&D process.  We will not introduce them until significant distribution and wide name recognition is obtained for our core line offerings.

DNA Meat Snacks

In July 2009 we released ours beef  jerky line, followed in January 2010 with our Shred Stix meat stick, all of which are produced in the United States with 100% American muscle beef unlike most all of our competition.  DNA meat snacks are made under the strictest controls and supervision to insure the highest quality.  Quality, taste and consistency remains very much in the forefront of production philosophy as it is for our energy drinks.  As is with our energy drink DNA Shred Stix is the only brand that does not contain MSG.  Extensive market testing and research has gone into the brand prior to production.

Because we use 100% American beef and the finished goods are packaged only once within hours of production, we are able to bake our flavors into the meat.  This process eliminates the greasy look, feel and taste that are prevalent in much of our competitors’ products.  In addition to 100% American beef, our production process uses imported dry spices, ground and blended to provide great, well rounded flavors that stay true with extended shelf life resulting in more flavor control and more consistency from batch to batch.  Some competitive jerky is made 51% in the USA and 49% in South America then blended before final packaging.  This allows them to avoid the “Product of Argentina” declaration on the package.  Some competitors’ products may not be packaged for several weeks after production, the result of which is they virtually paint the flavor just prior to packaging to be able to retain the taste.

DNA Meat Snacks are being marketed to a similar demographic that consumes energy drinks. Distributors are gravitating to the brand with great enthusiasm on a local, regional and national level and see the brand extension as a natural progression to servicing the needs of our demographic base.

Recent Developments

While no assurances can be provided, our management believes that we are on the verge of explosive growth.  In support of this contention below are several recent events that have occurred to foster this belief:

•
As discussed above, on February 23, 2010, the committee for Anheuser Busch’s (“AB”) 26 Florida distributors recommended that DNA Energy Drink become the replacement for Monster Energy Drink that terminated their relationship with AB.  Combined, the 26 AB-Budweiser houses sold 1.4 million cases of Monster with gross revenues approximating $40 million.  As a bonus the committee also gave its approval for distribution of our entire meat snack line.  Quality Distributors of Deltona, Florida became the first AB distributor to receive product.  Since February 2010 we have entered into eleven (11) separate agreements with AB distributors and expect to continue to enter into new distribution agreements over the next 6 months.

•
Since June 2009, we have reached verbal and written agreements with quality retailers such as CVS, Walgreens, Race Track, Circle-K and 7-Eleven to offer our products.  Based upon early successes with Walgreens, in February 2011 we entered into a full statewide distribution program with Walgreens covering 823 locations throughout Florida.  Each Walgreens location will carry the full line of our meat snacks and energy drink.

•
Over the past few years we have entered into various co-Branding marketing agreements with CVS and Walgreens and major league sport franchises, including the New Orleans Hornets, Cleveland Cavaliers and Orlando Magic of the NBA, the Florida Marlins and Cincinnati Reds of MLB, and the Arizona Cardinals, Houston Texans and Indianapolis Colts of the NFL.  These agreements are entered into for a 9-12 month term and usually coincide with our entry into a new geographic section of the US.  We believe that these agreements fueling expansion.  These programs are expected to continue in the foreseeable future.

•
We have been approved by both military buying organizations, AAFES and DeCA, for the purchase of DNA branded meat snack products.  Initial orders have been received and deliveries have been made to both agencies. Orders are generally placed by individual distribution centers and have been between $1,000 and $50,000. While no assurances can be provided, we expect that this will be a recurring order.

•	In the second quarter of 2010 we began to distribute product in both the Midwest and Mid-Atlantic regions.

•
Grass Roots, our wholly owned subsidiary, is currently servicing 600 convenience stores and independent grocers in the  Detroit, Michigan area and is in negotiations with Garden Foods, Inc., one of the  largest non-alcoholic distributor in the Midwest, to  become our master distributor covering several counties surrounding Detroit.  Product was initially launched on March 29, 2009 and we have subsequently received 3 additional full container truck load (approximately $200,000) orders since that time.

•
On March 1, 2011, we signed a distribution agreement with Sand Dollar Distributors, LLC for the distribuion of our entire line of products. Sand Dollar will service Miami Dade, Monroe and Palm Beach counties of Florida from Key West to Fort Pierce with the exception of Broward County which is serviced by AB’s Double Eagle.  This Agreement is significant for two reasons, including (i) Sand Dollar was the former “exclusive” distributor of Red Bull covering all of South Florida for approximately 10 years and was largely credited with its success in South FL; and (ii) the appointment of Sand Dollar fills two key areas in the Southeastern US where we have experienced difficulty in obtaining AB approval, including Miami, which is a corporate AB location that sells AB products exclusively and Palm Beach, which we have not yet secured.

Sales and Marketing

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

These action sports include:

•	Surfing
•	Wake Boarding
•	Skim Boarding
•	Skate Boarding
•	BMX
•	Motocross/Supercross
•	Free Style Motocross

We are also the “title” sponsor of a factory Yamaha AMA super cross team.  AMA is only second to NASCAR in motor sport attendance.  The DNA team is one of only four teams that contended for a world “Lites” title and was on the winner’s podium four times this season with a DNA rider taking first place in Seattle.  We have had extensive coverage on CBS and Speed channels.    We believe that this sponsorship program provides significant exposure of our products to our target demographic that we could not currently afford if we elected to purchase equivalent advertising.

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

To maintain the pulse of the action sports community we believe we need to secure recognized athletes and teams for specific periods before they are “the” bona fide star.  Because of our intimate experience in this field, we have been able to recognize the upcoming stars at an early stage in their careers.  These athletes and teams, who are not far behind those of the major athletes and teams, cost the major brands significantly more but give them no more than we receive in brand exposure.

Motocross/Supercross

We are the title sponsor for the DNA Shred Stix Star Yamaha Motocross Racing Team comprised of the following riders:  Broc Tickle, Max Anstie, Nico Izzi, and Martin Davalos.  In our initial season with Star Racing Yamaha, we have already reached the winner’s podium in three of our first five races.  The amount of media coverage to date has been even greater than our lofty expectations.

Our title sponsorship agreement with Star Yamaha runs year to year and calls for a sponsorship fee of $250,000 for 2010.  It is after comparing the benefits gained from this agreement in terms of advertising and media generated with similar industry agreements that Monster/Red Bull/Rock Star have which cost millions upon millions of dollars that our ground-up grass roots strategy demonstrates its powerful effectiveness.

A prime example of our approach is the enormous success we have had in Supercross.  According to the AMA, its Supercross Series is second only to NASCAR in attendance and popularity as it tours North America with 17 events.  The amount of media coverage generated converted into dollars is expected to be approximately $15,000,000 for 2010 because of our new affiliation with the Star Yamaha factory team.  We also expect co-branding exposure will increase dramatically in 2010 due to new agreements with FOX, DC Shoe Co USA, Volcom, Yamaha, Alpinestars AND VZ.

Surf, Wakeboard, Skateboard

Our Surf, Wake and Skateboard teams comprise a combination of recognized up-and-coming amateur athletes and seasoned professionals.  Our Surf team is made up of  Tommy O’Brien, Billabong Pro Team Rider and Jr. Pro Champion; Cody and Evan Thompson, Billabong Professional Surfers and Jr. Pro Surfers; Jeremy Johnson, Professional Surfer; Mark Dawson, Professional Surfer, Jr. Pro Surfer; and Luke Marks, a 12 year old star on the horizon.

Our typical sponsorship contracts are for one to three years, and according to the athletes’ ranking and exposure, we provide compensation that range from event entrance fees to annual sponsorship.  Generally, annual fees are a few thousand dollars and sometimes include a nominal amount of stock options.  In return, our name and logo is placed on their boards, shirts, other apparel and gear.  Our logo then appears in magazines around the world to the extent of the media coverage they earn.  We are always on the look-out for the rising stars and because of our history with these sports; we believe we are better suited to identify the best value propositions for our capital.

We currently employ 13 persons in direct sales and sampling.  We train our people to distinguish the benefits of DNA® from other brands in the market.  Our staff stresses visibility and sampling for a period of 30-90 days before we commence distribution activities in a geographic market.  We have outfitted DNA® vehicles, apparel, and signage and take them to locations where action sports take place including outdoor and indoor playgrounds where people are playing and begin to systematically sample DNA® with our “Cans In Hands” and “Shred Stix” program.

Our sampling techniques are programmed to create interest, trial and demand.  We engage consumers about their experiences regarding taste and functionality.  We acquire lists of distributors’ store accounts and begin a very organized sampling program both outside and within stores which are designed to create requests for our products before it is available.  We attend all action sports events and provide sampling at such events alongside our vehicles and, in some cases, with an 18 wheel rig which is replete with our DNA® graphics and logos, and are motored nationwide by our Motor Cross Racing teams.  Further, we have placed over 200 branded 5’ tall DNA® coolers in the action shops where enthusiasts congregate which are becoming introductory revenue platforms for us.

The objective of our “Cans In Hands” and Shred Stix sample programs are not only to build awareness, introduce newcomers to the category and to our brand but also to compete with the established brands on taste and functionality.  We want the consumer to experience and believe that DNA® tastes better and is as effective, if not more effective than all the other brands.  This program has created our core grass roots loyal followers who are now our first line of brand evangelists as they move to the action sports shops and see our branded DNA® coolers.  We then extend our expansion to the next geographic target.  Together with our action sports individual athlete and team endorsements, our brand evangelists in hand and our developing interactive web component, our marketing program is also geared to create a viral effect both within and outside our target demographic and spread the word about DNA®.

When our sales team calls on beverage distributors and convenience store retailers, whether chain or independently owned, we are already known to them.  Because of the grass roots pull we have created for DNA®, they have been eager to accept meetings with us as we represent a legitimate revenue opportunity for them.  Today, we are receiving calls from a wide range of outlets as a result of our grass roots efforts.  This effort has built good will with distributors and retailers who frequently express their appreciation to us for developing awareness, expectation and demand ahead of the date the product is on the shelf.

Viral Component

This component of our marketing program, in play from the inception of our marketing strategy, beginning with sampling, building our brand awareness through our association with action sports and our public relations strategy, is the essence of our communications platform.  It is what we do to communicate our message on a perpetual basis to accelerate trial of DNA® in our target market and within the natural extensions into other demographics.  The objective of our viral program is to accelerate potential in a competitive segment of the beverage market.  We want to make DNA® an acronym for energy drinks in every market we enter and use our target market as our brand evangelists to spread the word that DNA® tastes good and is cool to drink.  Therefore, as we develop our message we will explore ideas to use DNA within our message as a substitute for drinking energy drinks.

As we have expanded our awareness through sampling, events driven participation and endorsements, we have received and benefited from significant public relations that has had a greater positive effect on our awareness program than advertising.  We will continue our strategy to use our action sports teams and athletes on the back of our grass roots marketing strategy to expand this recognition platform.

We plan to accelerate the expansion of our community with our web site which will also be a destination point we will use to aggregate the action sports community as a one stop resource to learn about all that is going on in action sports.  We are creating the “DNA Report” as an aggregator of all the current action sports stories and events, and drive our target market to the site in all our messaging.  Our site will be the place to go to learn about what is going on in action sports.

We have successfully developed DNA Facebook, Twitter, My Space, Hooked It, Sponsor House and a fully interactive website.  Our web site includes videos of our teams’ performances, daily updates, events and relevant brand news and also includes music components and music tours.

Distribution

In Florida, prior to Anheuser Busch agreeing to take over distribution of our energy drink and meat snack lines, our wholly owned distribution subsidiary, Grass Roots Beverage Company, Inc. (“Grass Roots”) covered 31 out of the 42 counties in the state and all of the heavily populated areas.  As of the date of this Report 13 out of the 23 Anheuser Busch distributors in Florida are distributing DNA products, 4 more have given approval and will be added shortly with most of the others expected to be aboard over the next 3 months.

On March 1, 2011, we entered into a distribution agreement with Sand Dollar Distributors, LLC for the distribution of our entire line of products. The agreement calls for Sand Dollar to service the Miami/Dade, Monroe (Key West through Miami, Monroe and Palm Beach counties where we have no AB coverage).  Sand Dollar was Red Bull’s exclusive South Florida distributor until recently and largely credited with its success in South Florida. Distribution efforts are expected to begin in April 2011.

Grass Roots will continue to service those areas not presently covered by Anheuser-Busch until distribution agreements with the additional branches of the Anheuser Busch dealers are executed and the brand is fully assimilated in the Anheuser Busch network. Currently Grass Roots has ten company branded delivery vehicles and three branded sampling vehicles.  Ralph Sabella, our Vice President of Operations, manages the eight sales people and four sampling teams of two people each.  As Anheuser Busch’s involvement increases Grass Roots will begin to scale back its delivery function, reduce its delivery personnel and concentrate on providing back up sales and marketing support in the region.

In addition to implementing our events support programs and on street and in-store sampling programs, Grass Roots also calls on action sports shops, individual or small convenience stores in Florida from one targeted territory to the next.  Our staff has established weekly sales calls and actual sales they must make.  They are trained on how to ask for the order including offering our initial trial offer of three cases and an additional one for free.  Most convenience stores agree to take our offer.  Our staff provides all of the customer support and repeat orders which they have been trained to promote.

Our goals in Florida for the next 12 months are to secure additional distribution among the chain convenience, pharmacy and grocery locations such as Chevron (1,000 locations), 7 Eleven (1,000 locations) CVS Pharmacies, (700 locations) and Gate Petroleum (150 locations), among others.  Authorizations have already been received by CVS, Circle K and 7 Eleven.  We are actively pursuing the remaining accounts and will leverage Circle K as a means to acquire other similar distribution.  Additionally, Grass Roots continues to service independents and chain stores in areas that are not yet covered by Anheuser Busch and newly appointed Sand Dollar Distributors.

Based upon early successes with Walgreens, in February 2011 we entered into a full statewide distribution program with Walgreens covering 823 locations throughout Florida.  Each Walgreens location will carry the full line of our meat snacks and energy drinks.

The state of Louisiana is also the responsibility of Grass Roots.  Grass Roots made the decision to expand operations into Louisiana when Race Trac, Circle K and CVS expressed interest in carrying the DNA brands.  Race Trac, Circle K and CVS will act as a base to secure additional chains and independent convenience store business.  To facilitate product placement and awareness we entered into a marketing agreement with CVS and the New Orleans Hornets of the NBA in which the products will be featured at CVS on their end-cap program and promoted through the New Orleans Hornets.

In February 2010 we launched operations into the Georgia market with Savannah Distributing pursuant to a verbal agreement.  Currently Savannah is servicing Race Trac stores turned over to them by Grass Roots and are seeking additional distribution among the more than 1,200 Independent/Chain C Store Accounts they service.  We are also currently in discussions with a large Anheuser Busch distributor in that region.

We are currently in negotiations with a large Miller Wholesaler in Wisconsin that distributes to over half of the State. If a mutually acceptable agreement can be reached, May 15, 2011 is the anticipated kick off date.

Our exclusive broker, Royal Strategies and Solutions, has enlisted the services of several prominent brokerage companies to assist in acquiring new chain and wholesale business on the west coast of the United States utilizing several distribution methods.  In addition, we are utilizing the sales and marketing network of Monogram Food Solutions, our manufacturing, sales and marketing partner in the production of DNA Beef Jerky™ and DNA Shred Stix™.

Advertising

Our budget as it relates to traditional media advertising is relatively small and at this time will not support traditional  advertising  on television or radio that would  support our growth as we cannot afford to compete by matching our competitor’s budget for this type of exposure.  However, we do recognize its importance and are close to being able to address these markets in what we believe is an economical and inventive way. We also believe that traditional advertising is contrary to the nature of our target market and will use it only as support for successful grass roots programs.  Therefore, we are looking at the Internet as our source for advertising.  We are looking at compiling all of the action sport web sites and creating a linked presence in each of them.  We are developing search engine optimization and key Google and Yahoo ad words to ensure that DNA® is one of the first places to go when energy drinks and meat snacks are Googled.  This process is being handled by our own in-house IT specialist who is also responsible for keeping the website current and Facebook, Twitter, MySpace, Hookit and Sponsorship fresh.  We believe that the DNA® 18-wheel rig traveling throughout the United States has provided us with major visibility.  We intend to expand these programs as a strategy of high effective low cost advertising.

We believe that how we communicate our message must be integrated and coordinated among all of the above initiatives to deliver the message and create the necessary reach.  A top down approach as employed by the elite brands is capital intensive and we believe will not allow us to exploit the window of weakness in elite brands’ marketing strategy to enter the market.  We believe that we must communicate with our target market from the ground-up.

We are confident our products can compete on taste and functionality which we hope will allow us to convert a portion of our competitor’s market share.  However, their vast marketing dollars and existing national presence make it unrealistic to compete successfully with them on an initial national level for their customer base.  To succeed, it is our intention to build and maintain prominent positions in each successive phased geographic location we enter.  This means our products must have prominent shelf space in the vast majority of stores that the elite brands occupy in each state we enter.  Therefore, we understand we must be competitive on quality; we must expand awareness to accelerate trial, and must provide an appealing value proposition to our customers.

We have a master broker agreement with Royal Strategies & Solutions, Inc. (“Royal”), a company owned by our management.  See Part III, Item 13, “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,” below. Under the terms of the agreement Royal seeks to place our products on the shelves of major chain, drug and grocery stores in specifically targeted areas selected by us.  They receive constant support from us in making sales calls or working to create in store promotion programs to accelerate sales.  Royal specializes in the launch of new products and oversees a national network of brokers, distributors, manufactures and retailers selling a wide array of products to retailers across the nation.  Royal’s most recent launch success is DRSI’s “ReStore Energy Formula” that is gaining national distribution through retailers such as Rite-Aid and Kroger.  Prior to ReStore, Royal launched Zestra Laboratories (touted as the female Viagra®), gaining nearly 35,000 shelves nationwide in less than 24 months including nearly every major drug, pharmacy, and supermarket, including Walmart.  We are currently in final negotiations with a group representing significant distribution in the Caribbean.  The business will consist of volume sales to these regions at a discounted price.  However due to the lack of required support normally given the brand, we do not feel the net profit per case will be adversely affected.

We will not extend our presence beyond our human resources, production capability, and capital means to support each market to the levels we promise to our distributors and retailers.  If and when we secure a prominent position in a target territory using our grass roots marketing strategy, we will leverage our relationships and achievements to move to the next area and repeat our programs there.

Manufacturing and Production

Our energy drink products are based on a proprietary formulation we have created with our contract development group under a non-disclosure agreement.  Our energy drinks are currently manufactured at Seven-Up Snapple Southeast ("SUS") f/k/a/ Southeast Atlantic Beverage in Jacksonville, Florida under a confidentiality agreement.  SUS is a full service contract manufacturer and also manufactures beverages for Welch’s Sunkist, Hawaiian Punch and many others.  This facility owns all of the manufacturing equipment and was identified by us as having an excellent record for contract manufacturing and the capacity to meet all of our initial growth expectations in southeastern United States.  SUS has manufacturing plants located throughout the United States, which is expected to provide us a significant benefit as our operations expand throughout the United States.  As we expand geographically, we believe we can use any of SUS’s manufacturing plants located throughout the country to expand capacity and save costs on transportation.  We believe this facility can manufacture enough cases to meet all of our immediate needs in the Southeast.  Production turnaround time is 14-30 days.  Our terms of payment are C.O.D.  We do not believe there are any problems that may obstruct the procurement of raw materials.  Raw materials are ordered 2-4 weeks in advance.  Payment terms for ingredients are 30 days after receipt.

Our 16 oz. cans are manufactured by Rexam Can Company at their North Carolina facility.  Rexam, formerly American Can Company, is one of the largest producers of cans in the world.  Estimated turn-around time varies from season to season and runs between 14 to 30 days.  The manufacturer has the capacity to produce over 50 billion cans per annum.  Upon completion, the cans are shipped by truck to the contract manufacturer where they are filled.  We do not believe there are any problems in procuring the raw materials to manufacture the cans.

We purchase our raw materials for our energy drink from several producers, including Energy Blend from Anmar International, Bridgeport, CT.  Our flavors come from Seethness Greenleaf in Illinois, and Guarana is sourced from Gateway in New Jersey.  Prices are fixed for a period of one year and all bought against purchase orders.  The raw materials portion of our beverage represents approximately 33% of the cost of goods sold of our product.  We receive delivery of shipment at contract manufacturers (cans & producer) within 14 days of our order for which we pay C.O.D.  All other terms are based net 30 days.

We purchase the raw materials for our cans from Rexam and those costs represent 33% percent of our cost of goods sold.  Our terms are based net 30 days.  Manufacturing costs represent 33% of our cost of goods sold.  Cases come in pallets of 80 and are shrink wrapped and include shipping to warehouse.

Our meat snack products are also produced with proprietary formulation that has been created by us and produced by our manufacturing “partner,” Monogram Food Solutions, under a Manufacturing, Sales and Marketing Agreement (the “Agreement”).  The product is produced at either the Martinsville, Virginia or Chandler, Minnesota facility.  The terms of the Agreement call for Monogram to finance the production, produce, distribute and sell the product and for us to market, distribute, sell and promote the DNA Branded meat products.  The highlight of this line is the “Shred Stix,” a 1 ounce meat stick that is produced in 3 flavors.  Profits on the sale of our meat snacks are shared equally by Monogram and us. Monogram has advised that it is the largest producer of 100 % US meat snacks in the US and the third largest overall.  Monogram is maintaining an adequate inventory to insure delivery promises can be met and will require a 4-6 week period to handle special orders.

Industry Overview

Energy Drink

We have entered into the United States’ $23 billion (AC Nielsen 2008) New Age Beverage category that according to Global Industry Analysts, Inc., the Sports and Energy Drink sector we occupy is collectively expected to reach US$39.2 billion by 2011.  New Age Beverage category is made up of a line of functional beverages that address specific health and performance needs.  These beverages range from Gatorade, introduced in the 1960’s initially to replace electrolytes for athletes, to drinks filled with vitamins and nutrients to improve energy, awareness and hydration, among numerous other functions.  According to BEVNET.com, Inc, a leading trade source in the industry, New Age Beverages are rapidly gaining in popularity over carbonated sodas and juices as people are becoming more health conscience and seeking an edge to improve their performance either athletically or to handle their daily challenges with more vigor.  New categories are constantly finding ways into the New Age beverage sector.

Industry experts appear to be in agreement that the energy drink market is one of the fastest growing segments of the functional drink market. Energy drinks were introduced initially in the United States by Red Bull in 1997 after its major success in Europe.  By 2001, the energy drink market had developed to almost $400 million in retail sales.  By 2005, it had grown to approximately $4 billion.  This trend is continuing.  Energy drinks as a category are no longer considered a fad.  It has been on a steep growth curve since its introduction over 10 years ago.  New brands are constantly being introduced to meet the growing demand.

In 1998 Red Bull, the largest selling energy drink in the world, introduced its Red Bull Energy Drink in the United States to a younger demographic, 18-39, of people who are highly active and in need of energy.  Despite injecting significant funds into its initial marketing campaign, there were many obstacles to overcome including a high price barrier of $2 and more for an 8 ounce can and a medicinal taste.  Red Bull developed a highly disciplined training program for their employees and introduced Red Bull in several key major trend setting markets.  They sampled heavily, made it available initially in the major and most popular night clubs and events.  With discipline, Red Bull demonstrated that with its high quality ingredients, it provided consumers with the energy lift they wanted.  They were able to define the category and set price point acceptance among a highly motivated and developing consumer base.  Beyond its initial target they expanded their marketing to include all those people in need of energy in their daily routine.

Approximately 85% (NAACS Jan. 2010) of all purchases of energy drinks at retail are sold through the 146,294 individual and chain convenience store outlets and gas stations with attached convenience stores in single serve cold cans.  Moreover, the top brands are finding their way onto supermarket shelves and also into branded coolers.  Other sales outlets included among the 739,441 total combined retail/on-premise locations are restaurants, bars, actions sport shops, grocers, pharmacies, parks, beaches and generally everywhere drinks are sold.  Our principal focus has been and will continue to be on convenience stores.  Once we have made inroads into convenience stores in a particular territory, we will work with Royal’s broker network and with relevant distributors to move into supermarket, mass market and pharmacy stores as outlets for DNA®.

Top Convenience Store States (National Association of Convenience Stores “NACS” January 2010)

State	Stores
Texas	14,226
California	10,312
Florida	9,223
New York	7,552
Georgia	6.363
North Carolina	6,146
Ohio	5,182
Michigan	4,814
Illinois	4,496
Virginia	4,461

The typical consumers of energy drinks are 18-39 year olds, active in or fans of action sports. (Bev Net, Nacs, Convenience Store News, Supermarket news).  Energy drink users consume drinks before, during and after activities and at any other time when an additional source of energy is wanted.  Although there is brand loyalty, energy drink purchasing continues to be in good portion an impulse purchase in single cans.  With the introduction of the category into large retail outlets, energy drinks are now being sold in multi-can cartons, which serve to lessen some of the impulse buying and augers well for the category as it competes with other beverage categories including carbonated soda and coffees.  According to the Mintel Oxygen Report’s Global Market Navigator, August 2010, American’s consume 3.05 liters of energy drinks per capita each year, which translates into approximately two cans per day for energy drinkers.  On the heels of Red Bull’s success, numerous other brands were developed.

Numerous major beverage companies have no presence in this category but do have large distribution and marketing capacity to leverage.  We believe that that the typical energy drink consumer does not connect to the corporate culture that these large beverage companies carry with them.  Therefore, it is viewed as a more logical approach that a larger company would acquire an up and coming brand in order to acquire a strong foothold and presence in this side of the industry.

To date, the larger beverage companies have not purchased energy drink companies but have made significant contributions to their distribution.  Vitamin Water, in the functional beverage category, is a huge success story with Coca Cola purchasing the company for 12 times revenue at a sale price in excess of $4 billion in 2007.  Hansen Natural Beverages was a regional successful carbonated soda company.  It was only when Monster Energy was developed and launched that its sales exceeded $1 billion per annum.  The other top brands are controlled by Coke and Pepsi.  We believe that there is room for other energy drink companies to build a successful brand not by competing dollar for dollar with the elite brands, but by seeking a place of prominence in store shelves and with consumers in our target market alongside these elite brands based on the quality of our taste and functional profile, and by establishing intimate ground roots recognition and adoption within DNA’s target demographic at low and controlled costs.

Meat Snacks

According to the USDA, processed beef represents approximately 13% of total beef consumption Of the 30 billion pounds of beef annually consumed in the US, 90% of all household consume beef according to the USDA (LDP-M-135-02 Factors Affecting US Beef Consumption) but only 23% beef jerky.  The challenge is bridging the gap between household consumption and meat snack consumption.

We believe it is important that we understand market variations and our competition before we can fully address and implement intelligent product alternatives and marketing programs.  There are gender considerations to consider.  According to the USDA (LDP-M-135-02 Factors Affecting US Beef Consumption) males consume an average of more than 38 lbs. of beef annually than women.  Per-capita beef consumption was highest for males 20-30 and females 12-19.  There are also generation considerations.  The USDA Economic Research institute expects beef consumption to decrease as the population ages.  Finally there are race/ethnicity considerations.  Beef consumption (most to least) is in the following order:  Black/Hispanic/White/Other.  However, Hispanics are expected to exceed consumption by Blacks due to population increases.  The challenge is to target and identify new consumer segments as the existing target audience continues to age and shrink and bring them products that are innovative as well as nutritionally satisfying.

Existing characteristics of the energy drink and meat snack markets include:

•	The categories are real and growing;

•	Price point adoption. Red Bull has set the high price point and the market has adopted it. At these levels, there has been no resistance.

•	Brand loyalty exists at younger age levels. Brand loyalty can be somewhat offset by the high degree of impulse buying principally in single cans from convenience stores.

•	Impulse buying habits are also being changed, albeit slowly, by quantity purchases from supermarkets primarily by the older elements of our target market and those outside our target market.

Employees

Currently we have seventeen (17) full time employees of which two are executive management. Eleven (11) are employed in direct sales and sampling who are predominantly on the road and four (4) are in administrative support and fulfillment.  Additionally we use contract labor and consultants on an as needed basis primarily in the areas of administration, accounting, investor relations, and on a limited basis, in sales and marketing.

Our employees work at will and are not represented by a collective bargaining unit.  We believe our relationship with our employees is good.  We require all our employees and consultants to sign a confidentiality and non-disclosure agreement.  Our success relies on our ability to hire additional employees, particularly on the local sales side.  We believe there are numerous quality people to choose from throughout our area of targeted expansion.

As we grow we anticipate in the near future we will require a national marketing director, an in-house IT director and regional sales directors for each region and a Chief Financial Officer/controller.

None of our employees are members of any union.  We believe that our relationship with our employees is excellent.

Competition

Competition – Energy Drinks

We are competing with publicly and privately held companies, each of whom having greater resources, both financial and otherwise, than the resources presently available to us.  The energy drink market is dominated by five brands including:

•
Red Bull:  With estimated worldwide sales in excess of $5 billion, Red Bull is the largest participant in the energy drink sector.  Red Bull is owned by Dietrich Mateschitz, who introduced it to the European market in 1987.  Red Bull’s distributed more than one billion cans in 2001 without owning a single plant, truck or retail outlet.  The taste profile of Red Bull is along medicinal lines with its ingredients being of standard fare.  Due to the lack of competition, Red Bull was able to build a strong a brand and a loyal client base.  Red Bull caters to the action sports community, on-premise liquor sales, and a “yuppie” contingency.  Red Bull is sold through Red Bull exclusive regional distributors in more than 50 countries worldwide.

•
Monster Energy:  Monster Energy is owned by Hansen’s Natural Beverage and in 2007 it achieved $1 billion in revenue for the first time.  Monster has risen to become the second largest energy drink producer behind Red Bull building a predominately strong core following through the sponsorship of major action sports events and teams.  In 2007 the company opted to forsake its established distribution relationships in favor of Anheuser-Busch to take advantage of AB’s on premise liquor business which has left a major void in the conventional beverage distributors’ portfolios.

•
Rock Star: Rock Star Energy is the third largest producer in the energy drink category with approximately 528 million cans sold in 2007.  Rock Star is a California/Nevada based operation with strong ties to the entertainment world.  Rock Star also has shut off its distributors in favor of a national distribution relationship with Coca-Cola.

•
Full Throttle: Full Throttle is in fourth position behind Red Bull, Monster and Rock Star.  FT is owned by Coca-Cola but does not compete nearly as well as the top three, we believe because the corporate image behind Coke and Pepsi is viewed as contrary to the images of “cool and credible” that permeates among a younger target market.

•	AMP: AMP is a new Pepsi product and rounds off the top of the line in the category. We believe it sells on par with Full Throttle and has image issues for similar reasons we raised for Full Throttle.

These five brands represented more than 90% of the total dollar sales in the energy drink category in 2010 as reported by Symphony.  The data does not include mass market retailers.

The elite brands today also trade on functionality. However, it is principally the recognition they are able to build with extremely high marketing dollars that maintain their status in the category. Several brands are expanding their SKU’s into new energy drink categories including children energy drinks, coffee energy drinks and high concentration long lasting energy drinks as category line extensions.

We believe there are several avenues on which we compete including on our high taste and functional profiles.  At $1.89-$1.99 per 16 ounce can, we are priced at retail at up to 50 cents less than the existing top brands (even more so with Red Bull as they sell an 8 ounce can at over $2.49 per can) giving us an advantageous value proposition which is important on three levels:  On the distributor level in which the distributor pays less per case for our product and can sell it for more of a profit than other top brands; on the retail level in which retailers are finding they can sell our product over our MSRP but under the retail price suggested by the elite brands to obtain higher margins per ring, and; on a consumer level with those having tried and liked DNA® or heard about it, who are more likely to impulsively reach for it when they see a price of up to 50 cents lower.

Competition - Meat Snacks

In the meat snack segment of our business, the following are our principal competitors:

•
Jack Link’s – The leaders in the beef jerky segment of the meat snack category is Jack Links holding 11 of the top 25 spots and a 44% market share according to a 2009 SCANTRACK convenience survey.  Jack Link’s (Matador) continues to grow as a result of the Frito Lay Partnership.  We believe that it is doubtful that retailers will want to allocate more than 50% of the snack category revenue to one supplier.  Oberto follows in the category with a 7% declining share and rounded out by Penrose and Pemmican.

•	Slim Jim – Holds the outright lead in meat stick (1.0 oz.) sales with nearly two-thirds market and is a clear number two in overall meat snacks with 25% market share.

The top four brands drive nearly 80% of sales revenue in the category according to Scantrack Conv (52 weeks ending 06/13/09) and AC Nielsen (12 weeks ending 06/13/09).

Government Regulations

While we do not manufacture our products, the production and marketing of our licensed and proprietary products are subject to the rules and regulations of various federal, state and local health agencies, including in particular the U.S. Food and Drug Administration (FDA). The FDA also regulates labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.

Packagers of our beverage products presently offer non-refillable, recyclable containers in the U.S. and various other markets. Some of these packagers also offer refillable containers, which are also recyclable. Legal requirements have been enacted in jurisdictions in the U.S. requiring that deposits or certain eco-taxes or fees be charged for the sale, marketing and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other beverage container related deposit, recycling, eco-tax and/or product stewardship proposals have been introduced in various jurisdictions in the U.S. We anticipate that similar legislation or regulations may be proposed in the future at local, state and federal levels in the U.S.

ITEM 1A.   RISK FACTORS.

An investment in our Common Stock is a risky investment.  In addition to the other information contained in this Report, prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock offered hereby. We believe that we have included all material risks.

Our independent accountants have expressed a "going concern" opinion.

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We have a minimal operating history and minimal revenues or earnings from operations.  We have no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the third quarter of our fiscal year ending December 31, 2011, provided that we are successful in obtaining additional financing.  See “DESCRIPTION OF BUSINESS” and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION – Liquidity and Capital Resources.”  There are no assurances that we will generate profits from operations.

We have not generated profits from our operations.

We incurred net losses of $7,468,422 and $3,918,721, respectively during the years ending December 31, 2010 and 2009.  Based upon our current business plan, our ability to begin to generate profits from operations is dependent upon our obtaining additional financing and there can be no assurances that we will ever establish profitable operations. As we pursue our business plan, we are incurring significant expenses without corresponding revenues.   In the event that we remain unable to generate significant revenues to pay our operating expenses, we will not be able to achieve profitability or continue operations.

Our ability to continue as a going concern is dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

We need to raise additional capital to support our current operations and fund our sales and marketing programs. We estimate that we will need a minimum of $3 million in additional capital in order to generate profits from operations.  We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. If we are unsuccessful at raising additional funding, our business may not continue as a going concern. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

We do not currently have an external line of credit facility with any financial institution.

As indicated above, we have estimated that we need approximately $3 million in additional capital to generate profits from operations.  We have attempted to establish credit facilities with financial institutions but have experienced little or no success in these attempts due primarily to the current economic climate, specifically the reluctance of most financial institutions to provide such lines of credit to relatively new business ventures.  We also have limited assets available to secure such a line of credit.  We intend to continue to attempt to establish an external line of credit in the future, but there can be no assurances we will be able to do so.  The failure to obtain an external line of credit could have a negative impact on our ability to generate profits.

Our financial results may fluctuate from period to period as a result of several factors which could adversely affect our stock price.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that will affect our financial results include:

•	acceptance of our products and market penetration;

•	the amount and timing of capital expenditures and other costs relating to the implementation of our business plan;

•	the introduction of new products by our competitors;

•	general economic conditions and economic conditions specific to our industry.

As a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service, or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition, and results of operations.

We are dependent upon third party suppliers of our raw materials.

We are dependent on outside vendors for our supplies of raw materials. While we believe that there are numerous sources of supply available, if the third party suppliers were to cease production or otherwise fail to supply us with quality raw materials in sufficient quantities on a timely basis and we were unable to contract on acceptable terms for these services with alternative suppliers, our ability to produce our products would be materially adversely affected.

We rely on our distributors, retailers and brokers, and this could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to establish a market for our brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Our ability to maintain our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

•	the level of demand for our brands and products in a particular distribution area;

•	our ability to price our products at levels competitive with those of competing products; and

•	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

We may not be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors, retailers and brokers in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely affect our revenues and financial results.

We generally do not have long-term agreements with our distributors, and we incur significant time and expense in attracting and maintaining key distributors.

Our marketing and sales strategy depends in large part on the availability and performance of our independent distributors. We have entered into written agreements with many of our distributors in the U.S., with normal industry terms of one year and automatically renewable for one year terms thereafter.  We currently do not have, nor do we anticipate in the future that we will be able to establish, long-term contractual commitments from many of our distributors. In addition, despite the terms of the written agreements with many of our top distributors, there are no minimum levels of purchases under many of those agreements, and most of the agreements may be terminated at any time by us, generally with a termination fee. We may not be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

If we lose any of our key distributors or regional retail accounts, our financial condition and results of operations could be adversely affected.

We anticipate that, as consumer awareness of our brand develops and increases, we will continue to upgrade and expand our distributor network and accounts, we cannot be assured that we will be able to maintain our key distributor base which may result in an adverse effect on our revenues and financial results, our ability to retain our relationships with our distributors and our ability to expand our market and will place an increased dependence on any one or more of our independent distributors or regional accounts.

Because our distributors are not required to place minimum orders with us, we need to manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, independent distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. In order to be able to deliver our products on a timely basis, we need to maintain adequate inventory levels of the desired products, but we cannot predict the number of cases sold by any of our distributors. If we fail to meet our shipping schedules, we could damage our relationships with distributors and/or retailers, increase our shipping costs or cause sales opportunities to be delayed or lost, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and/or retailers is too high, they will not place orders for additional products, which would also unfavorably impact our future sales and adversely affect our operating results.

Our business plan and future growth is dependent in part on our distribution arrangements directly with retailers and regional retail accounts. If we are unable to establish and maintain these arrangements, our results of operations and financial condition could be adversely affected.

We currently have distribution arrangements with a few regional retail accounts to distribute our products directly through their venues; however, there are several risks associated with this distribution strategy. First, we do not have long-term agreements in place with any of these accounts and thus, the arrangements are terminable at any time by these retailers or us. Accordingly, we may not be able to maintain continuing relationships with any of these national accounts. A decision by any of these retailers, or any other large retail accounts we may obtain, to decrease the amount purchased from us or to cease carrying our products could have a material adverse effect on our reputation, financial condition or results of operations. In addition, we may not be able to establish additional distribution arrangements with other national retailers.

We have dedicated, and will continue to dedicate, significant resources to our sponsorship agreements and may not realize the benefits expected from those agreements.

Our sponsorship agreements require us to make substantial annual payments in exchange for certain promotional and branding benefits. There can be no assurance, however, that the benefit we anticipate from those and similar agreements will compensate for the annual payment commitments required by the agreements. These commitments are significant, totaling approximately $55,000 over the remaining terms of the agreements as of December 31, 2010. Given our limited cash resources, we intend to continue attempting to renegotiate these sponsorship agreements in order to reduce our payment obligations. Relevant thereto, in January 2011 we successfully renegotiated the contractual obligation with Star Racing wherein we agreed to issue 600,000 shares of our Common Stock to offset a $268,000 cash payment due for the 2011 season. There can be no assurance that our association with these particular sponsors will have a positive effect on our image and brand. There is a risk that we will be unable to recover the costs associated with our sponsorship agreements, which would have an adverse effect on our results of operations.

We rely on independent contract packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not own the plants or the majority of the equipment required to manufacture and package our beverage products, and do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract packers (co-packers). We do not anticipate bringing the manufacturing process in-house in the future. We currently use 7 Up Southeast Snapple as our primary co-packer to prepare, bottle and package our products. Our contract packers are located in Jacksonville, FL.  7-Up Southeast Snapple has several co-packing plants located throughout the US that are capable of bottling product should we so require.  As a consequence, we depend on independent contract packers to produce our beverage products.

We do not have written agreements with our contract packers.

Our ability to attract and maintain effective relationships with our contract packers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. While we believe there are other contract packers that can provide the services we need, there are no assurances that we will be able to identify and reach a mutually agreeable arrangement with a new contract packer in a specific geographic region if necessary.  This could also affect the economic terms of our agreements with our packers. There is no written agreement with our contract packers and they may terminate their arrangements with us at any time, in which case we could experience disruptions in our ability to deliver products to our customers. We may not be able to maintain our relationships with current contract packers or establish satisfactory relationships with new or replacement contract packers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract packers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with any of our contract packers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

As is customary in the contract packing industry for comparably sized companies, we are expected to arrange for our contract packing needs sufficiently in advance of anticipated requirements. To the extent demand for our products exceeds available inventory and the capacities produced by contract packing arrangements, or orders are not submitted on a timely basis, we will be unable to fulfill distributor orders on demand. Conversely, we may produce more product than warranted by the actual demand for it, resulting in higher storage costs and the potential risk of inventory spoilage. Our failure to accurately predict and manage our contract packaging requirements may impair relationships with our independent distributors and key accounts, which, in turn, would likely have a material adverse effect on our ability to maintain effective relationships with those distributors and key accounts.

Our business and financial results depend on the continuous supply and availability of raw materials.

The principal raw materials we use include aluminum cans, labels and cardboard cartons, flavorings, and proprietary energy blend ingredients which include vitamins and minerals.  The cost of our ingredients is subject to fluctuation. If our supply of these raw materials is impaired or if prices increase significantly, our business would be adversely affected.

We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, cans, glass, labels, flavors, supplements, and certain sweeteners, or sufficient packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain concentrates, supplements and sweeteners have been experienced and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability and that of our suppliers, business partners (including packagers), contract manufacturers, independent distributors and retailers to make, move and sell products is critical to our success. Damage or disruption to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as avian flu, strikes or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

If we are unable to maintain brand image and product quality, or if we encounter other product issues such as product recalls, our business may suffer.

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. There can be no assurance, however, that additional expenditures and our advertising and marketing will have the desired impact on our products’ brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause consumers to choose other products.

In addition, because of changing government regulations or implementation thereof, allegations of product contamination may require us from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image. Adverse publicity surrounding obesity concerns, water usage and other concerns could negatively affect our overall reputation and our products’ acceptance by consumers.

The inability to attract and retain key personnel would directly affect our efficiency and results of operations.

Our success depends on our ability to attract and retain highly qualified employees in such areas as production, distribution, sales, marketing and finance. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. Our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. We expect that given our continued exploration of strategic alternatives, we may be further impacted by turnover among employees. Any unplanned turnover, particularly involving one of our key personnel, could negatively impact our operations, financial condition and employee morale.

Our inability to protect our trademarks, patents and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, patents and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, patented processes, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our current business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all United States and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, there can be no assurance that our policies and procedures will always ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation in the United States and internationally or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

Generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, revenue recognition, stock-based compensation, trade promotions, sports sponsorship agreements and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

If we are unable to build and sustain proper information technology infrastructure, our business could suffer.

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. Our information systems could also be penetrated by outside parties intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

We have no manufacturing facilities and are largely dependent upon third parties to manufacture our products.

We have no manufacturing facilities and have entered into manufacturing arrangements with third parties to manufacture our products. Accordingly, our ability to market our products is partially dependent on our relationships with our third party contract manufacturers and their ability to manufacture our products on a timely basis in accordance with our specifications. While we believe that there are numerous other third party manufacturers capable of manufacturing our products, should we not be able to continue to obtain contract manufacturing on commercially reasonable terms with our current suppliers, we may experience difficulty obtaining inventory rapidly when needed. Any of such events may materially, adversely affect our business, prospects, financial condition, and results of operations.

Our success depends, to an extent, upon the continued services of Darren Marks, our President and Chief Executive Officer and Mel Leiner, our Chief Financial Officer and Chief Operating Officer.

We rely on the services of Darren Marks and Mel Leiner, our founders, for strategic and operational management and the relationships they have built.  The loss of either of Messrs. Marks or Leiner could also result in the loss of our favorable relationships with one or more of our customers.  We have not entered into an employment agreement with either Mr. Marks or Leiner but expect to do so in the near future.  In addition, we do not maintain “key person” life insurance covering any of our management and we do not expect to obtain the same in the future due primarily to the cost of premiums for such insurance and our limited financial resources.  This could also preclude our ability to attract and retain qualified persons to agree to become directors of our Company.

The industry in which we operate is highly competitive.

Numerous well-known companies, which have substantially greater capital, research and development capabilities and experience than we have, are presently engaged in the energy drink and meat product market. By virtue of having or introducing competitive products on the market before us, these entities may gain a competitive advantage. If we are unable to successfully compete in our chosen markets, our business, prospects, financial condition, and results of operations would be materially adversely affected.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt.

In addition, our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with such rights and preferences determined from time to time by our Board of Directors.  As of the date of this Report, none of our Preferred Stock is currently issued or outstanding. Our Board of Directors may, without stockholder approval, issue additional Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

Our failure to maintain and develop our brand names could adversely affect our revenues.

We believe that maintaining and developing our brand name, including the trademark “DNA®” are critical to our success. The importance of our name recognition may increase as our products gain market acceptance and as we enter additional markets. If our brand building strategy is unsuccessful, we may be unable to increase our future revenues or expand our products and services. Such events would have a material adverse effect on our business, prospects, financial condition and results of operations.

Any inability by us to respond to changes in consumer demands in a timely manner could materially adversely affect our business, prospects, financial condition, and results of operations.

Our success depends on our ability to identify, originate and define product trends in our markets, as well as to anticipate, gauge and react to changing consumer demands in a timely manner. Our products must appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to periodic change. We may not be able to meet changing consumer demands in the future. If we misjudge the market for our products, we may be faced with significant excess inventories for some products and missed opportunities for other products. Either of such events could have a material adverse effect on our business, prospects, financial condition, and results of operations.

Risks Related to our Common Stock

There is a limited trading market for our Common Stock and there can be no assurance that a larger market will develop in the future.

In the absence of a public trading market, an investor may be unable to liquidate his investment in our Company.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB which will make it more difficult for you to sell your securities.

The OTCBB, an inter-dealer quotation system, and other national stock exchanges each limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission.  Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”).  Because issuers whose securities are qualified for quotation on the OTCBB or any other national exchange are required to file these reports with the SEC in a timely manner, the failure to do so may result in a suspension of trading or delisting.

There are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities.

Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone.  In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders.  Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our stock will be considered a “penny stock” so long as it trades below $5.00 per share. This can adversely affect its liquidity.

Our Common Stock is considered a “penny stock” and will continue to be considered a penny stock so long as it trades below $5.00 per share and as such, trading in our Common Stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934.  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.  In addition, few broker or dealers are likely to undertake these compliance activities. Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment.

As holders of our Common Stock, you will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings.  We do not expect to have retained earnings available for declaration of dividends in the foreseeable future.  There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you.  Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

Sales of substantial amounts of our Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock.

The market price of our Common Stock may fluctuate significantly in the future.

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	competitive pricing pressures;
•	our ability to market our services on a cost-effective and timely basis;
•	our inability to obtain working capital financing, if needed;
•	changing conditions in the market;
•	changes in market valuations of similar companies;
•	stock market price and volume fluctuations generally;
•	regulatory developments;
•	fluctuations in our quarterly or annual operating results;
•	additions or departures of key personnel; and
•	future sales of our Common Stock or other securities.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment.  In the past, securities class action litigation has often been brought against a company following periods of stock price volatility.  We may be the target of similar litigation in the future.  Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business.  Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

The market price of our Common Stock is subject to volatility.

There can be no assurance that an active trading market for the securities offered herein will develop after this Offering, or, if developed, be sustained.  Purchasers of our Common Stock may have difficulty selling their securities should they desire to do so and holders may lose their entire investment.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock.  As a result, fewer broker-dealers may be willing to make a market in our Common Stock, reducing a stockholder’s ability to resell shares of our Common Stock.

State securities laws may limit secondary trading, which may restrict the states in which you can sell the shares offered by this Report.

If you purchase shares of our Common Stock sold in this Offering, you may not be able to resell the shares in any state unless and until the shares of our Common Stock are qualified for secondary trading under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in such state.  There can be no assurance that we will be successful in registering or qualifying our Common Stock for secondary trading, or identifying an available exemption for secondary trading in our Common Stock in every state.  If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our Common Stock in any particular state, our Common Stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our Common Stock, the market for our Common Stock will be limited which could drive down the market price of our Common Stock and reduce the liquidity of the shares of our Common Stock and a stockholder’s ability to resell shares of our Common Stock at all or at current market prices, which could increase a stockholder’s risk of losing some or all of his investment.

We cannot predict whether we will successfully effectuate our current business plan.  Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, or is a well-known seasoned issuer as defined in Rule 405 of the Securities Act and as such, this Item is not applicable.

ITEM 2.     PROPERTIES.

Our principal place of business is located at 506 NW 77th Street, Boca Raton, Florida 33487. This location consists of 5,000 square feet of office and conference room space and also houses our primary warehouse which consists of 12,000 square feet.  Our lease expires in June 2014 and we pay rent of $12,261 per month.  We do not anticipate that we will need to expand the office facility for the next 12 months.

We also maintain two satellite warehouses in Orlando and Tampa to facilitate distribution at a monthly cost of $300 and $250, respectively.  These leases are month to month.  As we expand our distribution geographically, we anticipate that we will require additional warehousing closer to the manufacturing facility and to the distribution which will create a cost savings on shipping for us as well as allow us to service our accounts on a timely basis.  Moreover, those warehouses can support the local and regional sales and sampling staff we take on as we expand our business.

Additionally, we own/lease a fleet of 13 DNA® branded vans which are used for selling, delivery and sampling to outlets.  We purchase or lease these vans new and used as and when we believe the local market can support them.  We also spend an average of $2,000 per vehicle to create the DNA® branded graphics that are distinct to our Company.

Our IT, primarily our web site, is hosted remotely with redundancy capability.

We own and/or lease over 200 branded coolers that are placed primarily at actions sports shops across the state.  We will require more as we expand.  We believe these coolers pay for themselves in 18 months.

ITEM 3.     LEGAL PROCEEDINGS.

As of the date of this Report we are involved in the following legal matters:

DNA Brands, Inc. v Edwards Investments, Inc., Alchemy Financial Services, Inc. and Craig Edelman a/k/a Craig Edwards, Fifteenth Judicial Circuit Court, Palm Beach County, Florida, Case No. 50 2010 CA 029413.  This is an action filed on December 7, 2010, for a declaratory judgment (to determine whether notes from DNA Brands, Inc. to Edwards Investments, Inc. for $50,000 and to Alchemy Financial Services, Inc. for $200,000 are enforceable due to lack of consideration) and for fraudulent and negligent inducement as to Edwards Investments, Inc. and Craig Edelman a/k/a Craig Edwards. Edwards Investments, Inc. and Alchemy Financial Services, Inc. served a Motion to Quash and/or Abate (contesting jurisdiction over them in Florida) on January 21, 2011. Mr. Edelman has not yet been served.

Edwards Investments, Inc. v DNA Brands, Inc., District Court, Arapahoe County, Colorado, Case No. 10CV2693.  This is an action filed on December 17, 2010, for breach of a promissory note in the principal amount of $50,000. We filed an Answer and asserted Affirmative Defenses on January 24, 2011, asserting defenses based upon lack of consideration for the note.

Alchemy Financial Services, Inc. v DNA Brands, Inc., District Court, Arapahoe County, Colorado, Case No. 10CV2694.  This is an action filed on December 17, 2010, for breach of a promissory note in the principal amount of $200,000. DNA Brands, Inc. served an Answer and Affirmative Defenses on January 24, 2011, asserting defenses based upon lack of consideration for the note.

Discovery is in the initial stages on the above matters.  While we are optimistic that we will be successful in the above matters, due to the uncertainties of litigation it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss at this time.

We are not involved in any other material legal proceedings, nor are we aware of any other legal proceedings threatened or in which any director or officer or any of their affiliates is a party adverse to our Company or has a material interest adverse to us.

ITEM 4.     REMOVED AND RESERVED

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Trading of our Common Stock commenced on the OTCBB in July 2008 under the trading symbol “FPRD”. In November 2010 our trading symbol became “DNAX”.

The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2009	$0.55	$0.25
June 30, 2009	$0.55	$0.25
September 30, 2009	$0.55	$0.25
December 31, 2010	$0.55	$0.25

March 31, 2010	$0.39	$0.00
June 30, 2010	$1.25	$0.00
September 30, 2010	$1.35	$0.35
December 31, 2010	$1.50	$0.10

As of March 30, 2011, the closing bid price of our Common Stock was $0.76.

Trading volume in our Common Stock has been very limited since we commenced trading.  As a result, the trading price of our Common Stock is subject to significant fluctuations.

Holders

As of the date of this Report we had 45 holders of record for our Common Shares.  Following the distribution of our 31,250,000 shares to the shareholders of DNA Beverage, we will have 286 shareholders of record.  The number of record shareholders does not include those persons who hold their shares in “street name.”

Dividend Policy

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

ITEM 6.     SELECTED FINANCIAL DATA.

Information not required by smaller reporting companies.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Some of the information in this Report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations.  However, there may be events in the future that we are not able to accurately predict or over which we have no control.  Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “RISK FACTORS” and “DESCRIPTION OF BUSINESS” and elsewhere in this Report.  See “RISK FACTORS.”

Company Overview and History

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name “Famous Products, Inc.”  Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company.  Our current business commenced in May 2006 in the State of Florida under the name “Grass Roots Beverage Company, Inc.” (“Grass Roots”).  Initial operations of Grass Roots included development of our energy drinks, sampling and other marketing efforts and initial distribution in the State of Florida.

Effective July 6, 2010, we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation of Boca Raton, Florida (“DNA Beverage”), and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of our common stock. As part of the terms of these transactions, our former President agreed to voluntarily redeem 19,274,400 common shares back to us. The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance.  DNA Beverage intends to distribute these shares to its shareholders of record on September 8, 2010 (the “Record Date”) upon the effectiveness of our registration statement, which we have filed with the US Securities & Exchange Commission. Each DNA Beverage shareholder on the Record Date will receive 0.729277764 shares of our Common Stock for every one share of DNA Beverage they owned on the Record Date.   We had previously mistakenly announced that the conversion ratio was 0.7787576.

Additionally, our officers and directors resigned their positions with us and were replaced by the former management team of DNA Beverage. Mr. Darren Marks became a director and our President and CEO, and Mr. Melvin Leiner became a director and our Executive Vice President, Secretary and COO/CFO.As a result of this transaction we changed our name to “DNA Brands, Inc.”  Our principal offices are located at 506 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826.  Our website is www.dnabrandsusa.com.

In addition, to the transaction described above, our former Board of Directors approved a “spin-off” of our wholly owned subsidiary company, Fancy Face Promotions, Inc., a Colorado corporation.  The terms of this “spin-off” provide for a dividend to be issued to our shareholders of one share of common stock for every share that our shareholders owned as of June 30, 2010, the record date of the dividend.

Following is our results of operations for our fiscal years ended December 31, 2010 and 2009.  All DNA Beverage share amounts for the periods presented in this Report including weighted average shares outstanding and shares outstanding have been adjusted to reflect the conversion ratio of 0.729277764.  Share amounts for the audited periods of December 30, 2010 and 2009, respectively, have not been converted using this conversion ratio.

Results Of Operations

Comparison of Results of Operations for the years ended December 31, 2010 and 2009

Revenue

Revenue for the year ended December 31, 2010 was $1,168,461 compared to $667,276 for the year ended December 31, 2009.  This increase of 75.1% for year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily attributable to our growing number of retail distribution channels in 2010, compared to 2009 combined with increased marketing efforts.   While no assurances can be provided, we expect that our ongoing sales and marketing efforts, combined with brand recognition and awards we have received for the quality of our products will generate significant incremental revenue increases in the future.  However our ability to continue to expand our revenue is dependent upon our success in raising additional capital and there can be assurance we will be successful or obtain funding to support our marketing efforts.  See “Liquidity and Capital Resources” below.

Gross Margin

We calculate gross margin by subtracting cost of goods sold from revenue.  Gross margin percentage is calculated by dividing the gross margin by revenue.  Our gross margin for the year ended December 31, 2010 was $299,387 compared to $199,156 in the same period in 2009. Our gross margin percentage in 2010 decreased to 25.6% compared to 29.8% in 2009.  Since we are in our growth phase and a small number of sales and transactions can impact our gross margin percentage, we do not believe that the gross margin percentages for the year ended December 31, 2010 is indicative of future results. Until we reach higher and more consistent sales level, we believe that our future gross margin levels will vary from quarter to quarter and year to year.

Compensation and Benefits

Compensation and benefits for the year ended December 31, 2010 were $3,510,129 compared to $2,272,551 for the same period in 2009. Due to our limited liquidity, in 2009 we began to incentivize key employees with a small base salary and significant stock grants. Our two executive officers have deferred all cash salary since 2008. The increase in 2010 compensation levels compared to 2009 is primarily attributable to an increase in stock grants of approximately $665,000 over 2009 levels and the hiring of additional personnel in the area of sales and marketing to help support our growth.

 General and Administrative

General and administrative expense (“G&A”) for the year ended December 31, 2010 was $999,015 compared to $733,516 for the year ended December 31, 2009.  G&A is primarily comprised of office and warehouse rent, utilities, corporate insurance, travel and entertainment, and other expenses.  The increase in G&A for the year ended December 31, 2010 compared to the same periods in 2009 is attributable to increases in rent, travel, insurance and vehicle expenses.  We believe that we can significantly increase sales levels with minimal increases in G&A.  However, there can be no assurances that we will be successful in increasing sales levels or minimizing G&A expenses in the future.

Professional and outside services

Professional and outside services for the year ended December 31, 2010 was $2,209,840 compared to $333,520 for the year ended December 31, 2009.  Professional and outside services are comprised primarily of legal, public relations, accounting and other fees.  The significant increase in 2010 professional and outside services is attributable to increases in legal fees of approximately $1,400,000, increases in accounting fees of approximately $165,000 and increase in investor relations fees of approximately $249,000.  These expenses were incurred as a result of the reverse merger that occurred on July 6th as described throughout this Report. Approximately $1,400,000 of the increased expenses in 2010 is attributable to non-cash stock awards.

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2010 was $906,367, compared to $266,569 for the year ended December 31, 2009.  The material increase in selling and marketing expenses during the year ended December 31, 2010 compared to 2009 is attributable to marketing, promotion and selling efforts.  During 2010, we increased the number of our distribution chains allowing us to utilize a greater number of promotional opportunities to expand our sales territories.  Additionally, we upgraded our sponsorship agreements to include higher profile athletes in an effort to establish a larger national presence. We believe that these increased efforts have yielded a number of new accounts with significant potential for new sources of revenue. There can be no assurances that ongoing and additional marketing efforts will generate new sources of revenue in excess of these marketing expenses

Interest expense

Interest expense for the year ended December 31, 2010 was $116,081 compared to $489,974 for the year ended December 31, 2009.  The primary reason for the significant drop in interest expense for the year ended December 31, 2010 compared to the same periods in 2009 is attributable to the conversion of convertible debt to common stock (See Note 10) in May and June of 2010. As a result we no longer recorded interest expense associated with the amortization of loan discount.

 Net loss

We incurred a net loss of $7,468,422 during the year ended December 31, 2010, or, $0.28 per share compared to a net loss of $3,918,721 for the year ended December 31, 2009, or, $0.26 per share.  Since inception we have generated material operating losses. A significant portion of these losses as described in this Report are non-cash in nature, however, the losses remain substantial excluding those items.  We believe that based upon our growing distribution channels, recognition of the quality of our products and marketing plan than we can become profitable from operations by the beginning of 2012. However there can be no assurances that we will be successful or that we will have sufficient liquidity to execute our plans.

Liquidity and Capital Resources

At December 31, 2010, we had $74,604 in cash and cash equivalents.

As reflected in the accompanying financial statements, we have recorded net losses of $7,468,422 and $3,918,721 for the years ended December 31, 2010 and 2009, respectively. Net cash used in operations from the same periods were $3,536,794 and $2,770,592 respectively.  At December 31, 2010 we had a working capital deficit of $ 2,512,442 and a stockholders’ deficit of $2,461,338. This operating performance raises a substantial doubt about our ability to continue as a going concern.

Net cash used in operations was $3,536, 794 for the year ended December 31, 2010 compared to $2,770,592 for the same period in 2009. The increase is primarily attributable to an increase in operating losses from $3,918,721 in 2009 to $7,468,422 in 2010; partially offset in 2010 by common stock issued in exchange for services of $1,525,882 in 2010 compared to $6,800 in 2009; common stock issued as employee compensation of $1,245,500 in 2010 compared to $580,000 in 2009, and an increase in 2010 of accrued liabilities and accounts payable of $913,581 to $273,971 in 2009.

Net cash used in investing activities was $67,624 for the year ended December 30, 2010 compared to nil in the same period in 2009. The increase is attributable to the purchase of equipment of $41,131 and an increase in loans receivable of $26,493 from a related party.

Net cash provided by financing activities was $3,667,630 for the year ended December 31, 2010 compared to $2,750,856 for the same period in 2009. The difference is primarily attributable to an increase in net proceeds of common stock issuances and proceeds from the exercise of warrants from $2,933,770 in 2010 compared to $1,284,952 in 2009, offset by proceeds from convertible subordinated debentures of $450,000 in 2009, compared to nil in 2010.

Our ability to continue to develop our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to expand the distribution of our products and continue operations. Based upon our current operating activity, we believe will require a minimum of approximately $3 million in new funding to execute our business plan during the next year.  We intend to raise funds through private placements of our securities and possibly through short-term borrowing.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition. See "Subsequent Events," below.

In July 2010 we commenced a private offering of our Common Stock whereby we offered up to 3,000,000 shares at an offering price of $0.50 per share to “accredited investors” as that term is defined under the Securities Act of 1933, as amended.  During the six month period ended December 31, 2010 we sold 366,000 shares and received proceeds of $183,000.  As of the date of this Report we have sold an aggregate of 2,060,000 shares and have received proceeds of $1,030,000 therefrom.

Until we are successful in obtaining additional equity capital we will likely continue to rely upon related-party debt, issuance of additional debentures from our shareholders or equity financing in order to ensure the continuing existence of our business.  We were indebted to our management in the amounts of $1,077,100 and $1,792,278 at December 31, 2010 and December 31, 2009, respectively.  In October 2009, we issued 652,900 shares of our common stock in exchange for the officer’s retiring $461,058 of loans payable.  In May 2010, we issued 5,961,217 shares of our common stock in exchange for the officer’s retiring $1,634,828 of loans payable.

Additionally we are working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements, and allocating sufficient resources to continue with advertising and marketing efforts. There can be no assurances that these efforts will be successful. If these efforts are not successful, it could have a material adverse impact.

Subsequent Events

In February 2011, we issued a 12% Secured Convertible Debenture to an existing shareholder in the principal amount of $500,000, which becomes due three (3) years from the date of issuance. Interest is payable quarterly beginning in May 2011.  In addition to the interest, as additional inducement for the maker to loan the funds to us, he received One Hundred Twenty Five Thousand (125,000) “restricted” shares of our common stock contemporaneously with the execution of this Debenture.  We also agreed to pay to the maker an annual transaction fee of Thirty Thousand Dollars ($30,000), to be paid quarterly with the first installment of $7,500 beginning in May 2011.  The balance due under the Debenture is collateralized by all of our assets including but not limited to inventory, receivables, vehicles and warehouse equipment.  We also agreed to issue Seven Hundred Fifty Thousand (750,000) shares of our Common Stock (the “Escrowed Shares”), in favor of the maker, to be held in escrow by a mutually agreeable party.  In the event we fail to pay all or any portion of the principal and interest due under the Debenture (including any and all rights to cure), the Escrowed Shares shall be released to the maker.  The Escrowed Shares are not entitled to voting rights, or to receive any dividends if and when declared by us unless and until the Escrowed Shares are released.

Also in February 2011, we executed a letter agreement with Equinox Securities, Inc., Ontario, CA (“Equinox”), a licensed broker-dealer, where we have retained Equinox as our placement agent to raise up to $6 million in equity capital, at a share price to be agreed, on a “best efforts” basis. The agreement requires a payment by us to Equinox of $20,000, $10,000 of which was due upon execution. In addition, if Equinox is successful in raising these funds for us, of which there can be no assurance, they will receive an 8% cash fee, plus a 2% fee payable in shares of our Common Stock to be issued under the same terms and conditions as paid by the new investors if they raise equity.  If they raise debt, we will owe them a 4% cash fee of the amount raised.  We will also reimburse Equinox for all expenses, but we must approve such expenses in writing prior to the same being incurred.  The agreement expires in February 2012.

Trends

Our emphasis over the next 12 months will continue to be to build our brand and increase revenues.  We have been actively involved in discussions with potential investors to provide us with additional equity funding.  While we believe our efforts in this regard will result in our obtaining this funding, as of the date of this Report we have no definitive agreement with any third party to provide us with this funding.  Assuming receipt of funding we intend to continue to increase our expansion efforts, including expanding operations into New York and Texas.  Clem Distributing of New York, one of the largest snack distributors in NY, and Chappell Hill Sausage of Texas have agreed to represent us and our products.   Texas has over 14,000 convenience store outlets.  DNA meat snacks will be made available to the over 10,000 outlets serviced by Clem Distributing.  DNA Meat snacks will be available throughout the major metropolitan region of New York City and its five boroughs.

Creating more brand awareness and trials will be addressed through a significant public relations and advertising program.  Public relations, targeted cable TV advertising, increased “cans in hand” sampling, events and billboards will round out the program.  We will also continue to develop and expand those areas where our products are currently being distributed.  The public relations and advertising program will encompass these locations as well.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2010.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Critical Accounting Policies and Estimates

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Stock-based compensation – Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment.”  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost is recognized on a straight-line basis over the employee service period (usually the vesting period).  That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk generally represents the risk of loss that may be expected to result from the potential change in value of a financial instrument as a result of fluctuations in credit ratings of the issuer, equity prices, interest rates or foreign currency exchange rates. We do not use derivative financial instruments for any purpose.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements appear beginning at page F-1.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the year ended December 31, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position

Darren M. Marks	43	Chief Executive Officer, President and Director

Melvin Leiner	71	Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified.  Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors.  Officers serve at the will of the Board of Directors.

Resumes

Darren M. Marks has been the President, Chief Executive Officer and a Director of DNA since August 2007.  Prior, from May 2004 through July 2007, he was the President, CEO and a director of Grass Roots Beverage Company, Inc., Boca Raton, FL.  From 2001 through April 2006, Mr. Marks served in an executive capacity for Royal Strategies and Solutions, Inc., a brokerage services company servicing primarily ethnic food companies seeking to expand distribution and is currently its Vice President and a director.  He has been instrumental in the development, production and marketing of DNA’s initial product offering and has been responsible for developing all DNA’s relationships in the action sports community.  From 1991 to 1997, Mr. Marks served as founder and Vice President of Sims Communications, Inc., a publicly-traded NASDAQ telecommunications company, and was responsible for the creation, design and funding of a national telecommunication program for clients such as Alamo Rent-a-Car and the American Automobile Association.  He devotes substantially all of his time to our affairs.

Melvin Leiner has been Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and a Director of DNA since August 2007. Prior, from May 2004 through July 2007, he held similar positions with Grass Roots Beverage Company, Inc., Boca Raton, FL.  From 2001 through April 2006, Mr. Leiner served in an executive capacity for Royal Strategies and Solutions, Inc., a brokerage services company servicing primarily ethnic food companies seeking to expand distribution and is currently its President and a director.  Mr. Leiner has over 35 years of entrepreneurial and management experience in developing, initiating, and operating companies in a broad range of industries including the beverage industry.  He has served in an executive capacity and consultant for numerous privately held and public companies in the beverage and telecommunications industries.  Mr. Leiner was also the founder, Chairman and CEO of Sims Communications, Inc., a NASDAQ-traded telecommunications company and former financial consultant with several firms specializing in new ventures.  He devotes substantially all of his time to our affairs.

We have elected Messrs. Leiner and Marks as directors as a result of their extensive experience in our industry, as discussed above.  Additionally, each of our directors has had prior experience as officers and directors of public companies prior to assuming their positions with us.  We believe that we are currently unable to attract additional experienced individuals to serve as directors because we have not obtained director and officer liability insurance. Until we obtain such insurance our ability to attract other experienced business people who agree to serve as officers and/or directors is expected to be limited due to the potential liabilities that accrue to public companies.

Board Committees

As of the date of this Report we do not have any committees of our Board of Directors. We expect to appoint outside Directors to serve on our Board in the near future, but as of the date of this Report we have not identified such prospective Directors.  Once appointed, we expect to form an Audit Committee, a Compensation Committee, a Corporate Governance Committee and a Nominating Committee.

Family Relationships

There are no family relationships between any of our Directors or executive officers.

Conflicts of Interest

Members of our management are also officers and directors of Royal Strategies and Solutions, a brokerage company that we utilize on a limited basis.  See “Certain Relationships and Related Transactions, and Director Independence” below.  Consequently, there are potential inherent conflicts of interest in their acting as officers and directors that may arise as a result of this relationship.  Because of our increased relationship with unaffiliated brokerage companies, the amount of activity devoted by our management to Royal’s affairs is limited and we do not believe that it has any impact on their ability to perform their responsibilities to our Company. Insofar as our officers and directors are engaged in other business activities, management anticipates it will devote a substantial majority of their business time to our affairs.

ITEM 11.   EXECUTIVE COMPENSATION

Remuneration

Following is a table containing the aggregate compensation paid to our Chief Executive Officer and all other officers who received aggregate compensation exceeding $100,000 during our fiscal years ended December 31, 2010, 2009 and 2008, along with our two highest paid employees:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)		Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)(3)	Total Compensation ($)
Darren Marks, CEO/President	2010	$125,000	$0	$		$0	$0	$0	$18,308	$143,308
	2009	$125,000	$0		$116,000	$0	$0	$0	$17,239	$258,239
	2008	$125,000	0		$0	$0	$0	$0	$16,914	$141,914

Melvin Leiner, CFO/Treasurer/Secretary	2010	$125,000	$0	$		$0	$0	$0	$10,316	$135,316
	2009	$125,000	$0		$116,000	$0	$0	$0	$9,691	$250,691
	2008	$125,000	$0		$0	$0	$0	$0	$9,511	$134,511

Ralph D. Sabella	2010	$55,384	$0	$		$0	$0	$0	$20,960	$76,344
	2009	$45,000	$0		$116,000	$0	$0	$0	$29,960	$181,960
	2008	$79,615	$0		$0	$0	$0	$0	$18,864	$98,479

Ismael A. Llera	2010	$46,063	$0	$		$0	$0	$0	$23,256	$69,319
	2009	$57,692	$0		$116,000	$0	$0	$0	$13,960	$187,652
	2008	$66,346	$0		$0	$0	$0	$0	$12,558	$78,904
———————
(1)	The salaries for Mr. Marks and Mr. Leiner have been accrued since 2008 and remain unpaid as of the date of this Report.
(2)	Represents the issuance of 200,000 shares of Common Stock which had a market price of $0.58 on the date of the Board of Director resolution.
(3)	Represents insurance premiums paid by us.
(4)
In September 2009, Mr. Marks and Mr. Leiner converted interest free loans they had extended to us in exchange for Common Stock.  The amount of debt retired for Mr. Marks and Mr. Leiner was $237,240 and $223,818, respectively.  Based upon the trading price of our stock on the date of the Board of Directors resolution, Mr. Marks and Mr. Leiner received share value of $98,486 and $111,909, respectively, in excess of the face value of the loans retired.  Due to the thinly traded nature of our Common Stock and due to the restriction placed upon insiders, our Board of Directors believe that the value of these shares was significantly lower than their trading price on the date of the Board of Directors resolution.

Salaries are established by our Board of Directors. We currently do not have a Compensation Committee.  Our two executive officers also currently constitute our Board of Directors and as such, determine their own respective salaries.  However, we believe that the salaries of our executive officers are commensurate with salaries paid to executive officers of other companies in our industry that are at a similar stage of growth.  None of our employees are employed pursuant to an employment agreement.

Our current executive officers receive annual salaries of $125,000 per person. Our directors are not compensated for the performance of their duties as directors, other than reimbursement of out of pocket expenses incurred in the performance of their duties.

We have not adopted any compensation plans or stock plans as of the date of this Report, but we do expect to adopt a stock plan in the foreseeable future.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information regarding beneficial ownership of our Common Stock as of the date of this Report by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our officers and Directors, and (iii) all Directors and executive officers as a group.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	DNA Beverage Corporation 506 NW 77th Street Boca Raton, Florida, 33487	31,250,000(1)	88%

Common	All Officers and Directors As a Group (2 persons)	31,250,000 (1)	88%
———————
(1)
These shares are being held in trust as of the date of this Report and will be distributed to the Selling Shareholders pro rata to their respective share ownership in DNA Beverage Corporation as of the record date of September 8, 2010 upon effectiveness of our registration statement, of which this Report is a part.  The relevant Trust Agreement provides for our current officers and directors, Messrs. Leiner and Marks to act as Trustees, without compensation, for the benefit of those persons who held shares in DNA Beverage Corporation as of the aforesaid record date.  The Trust empowers the Trustees to exercise all stockholder rights and powers, including consenting to any corporate or stockholders action of any kind whatsoever.  As of the date of this Report no action has been taken that required the affirmative vote of shareholders.  These shares also include an aggregate of 238,676 shares reserved for issuance underlying shares of Convertible Preferred Shares previously issued by DNA Beverage Corporation.

The following table contains certain information regarding beneficial ownership of our Common Stock following the effectiveness of our registration statement and distribution of all of the shares currently held in trust by (i) each person who is known by us who will own beneficially more than 5% of our Common Stock, (ii) each of our officers and Directors, and (iii) all Directors and executive officers as a group.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class(3)

Common	Darren Marks 506 NW 77th Street Boca Raton, Florida, 33487	3,555,359(1)	10.0%

Common	Melvin Leiner 506 NW 77th Street Boca Raton, Florida, 33487	3,445,808(2)	9.7%

Common	All Officers and Directors As a Group (2 persons)	7,001,167(1) (2)	19.6%
———————
(1)	Includes 3,547,995 held under the name Family Tys, LLC.
(2)	Includes 3,437,496 held under the name 4 Life LLC.
(3)	Does not include 238,676 shares reserved for issuance underlying outstanding Convertible Preferred Shares in DNA Beverage Corporation.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Since our inception our executive officers have loaned us significant amounts of operating capital on an interest free basis and without formal repayment terms.  As of December 31, 2010 these loans totaled $1,077,100.

In October 2009, we agreed to issue 652,900 shares of our common stock in exchange for the officer’s retiring $461,059 of loans payable.  In May 2010, we issued 5,961,217 shares of our common stock in exchange for the officer’s retiring $1,634,828 of loans payable.  The aforesaid share figures reflect the conversion from DNA Beverage shares to DNA Brands shares.

We maintain a brokerage agreement with Royal Strategies and Solutions, Inc. (“RSS”), a related party. Under the terms of the agreement, RSS promotes our products in return for a commission on successful sales or sales agreements. We also share a common base of majority stockholders with RSS.  Additionally, our principal executive officers also serve as corporate officers to RSS.

RSS leases office space and a warehouse which is partially subleased to us. We utilize this space for the warehousing and distribution of our products.  In addition, RSS is financially responsible for other operating costs and personnel that are utilized by or dedicated to us. We, in turn, provides cash financing to RSS; either via allocated charge backs or non-interest bearing loans.  Loans receivable from the related party RSS at December 31, 2010 was $26,943 and non-interest bearing.  For the years ended December 31, 2010 and December 30, 2009, we recorded $336,750 and $210,742 in expenses, respectively, from activity associated with RSS. These expenses were comprised primarily of brokerage fees, commissions and administrative services.

In the event we discontinued using RSS as a provider of these brokerage services, it would not have a material impact on our financial condition or operations.  The maximum exposure to loss that exists as a result of our involvement with RSS cannot be quantified as such exposure would include responsibility for the remainder of the leased office space and warehouse, unknown personnel costs and undeterminable promotional costs that have been the responsibility of RSS.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Auditors Fiscal Year ended December 31, 2010

Audit Fees: The aggregate fees, including expenses, billed by our independent accountants for professional services rendered for the audit of our consolidated financial statements during the fiscal years ending December 31, 2010 and 2009 and for the review of our financial information included in our quarterly reports on Form 10-Q during the fiscal years ending December 31, 2010 and 2009 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ending December 31, 2010 and 2009 were $55,623 and $1,500, respectively.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of our audit or review of our financial statements during the years ended December 31, 2010 and 2009 were $-0- and $-0-, respectively.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during years 2010 and 2009 were $-0- and $425, respectively.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to us by our independent accountants during years 2010 and 2009 were $-0- and $-0-, respectively.

We have no audit committee.  Our board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence.  All services were approved by the board of directors prior to the completion of the respective audit.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

10.18	Letter Agreement with Circle K Stores, Inc.

10.19	Business Development Agreement with Racetrac Petroleum, Inc.

10.20	Letter Agreement with Walgreens

10.21	Distributor Agreement with City Beverages Limited Partnership

10.22	Distributorship Agreement with Sand Dollar Distributors LLC

10.23	Vendor Participation Agreement with Walgreen Co and Orlando Magic

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

No.	Description	Filed With	Date Filed

3.1	Articles of Incorporation	Form SB-2 Registration Statement	January 22, 2008

3.2	Bylaws	Form SB-2 Registration Statement	January 22, 2008

3.3	Articles of Amendment to Articles of Incorporation filed July 7, 2010	Form 8-K/A Dated July 6, 2010	October 18, 2010

3.4	Statement of Share and Equity Exchange filed July 8, 2010	Form S-1 Registration Statement	December 15, 2010

10.1	Share Exchange Agreement Between Famous Products, Inc. and DNA Beverage Corporation	Form 8-K Dated July 6, 2010	July 12, 2010

10.2	Purchase and Sale Agreement between Famous Products, Inc. and DNA Beverage Corporation	Form 8-K Dated July 6, 2010	July 12, 2010

10.3	Form of Distribution Agreement with Anheiser Busch Distributors	Form S-1/A1 Registration Statement	February 24, 2010

10.4	Vendor Participation Agreement with Walgreen Co and Professional Sports Teams	Form S-1/A1 Registration Statement	February 24, 2010

10.5	Form of Advertising and Promotion Agreement with Professional Sports Teams*	Form S-1/A1 Registration Statement	February 24, 2010

10.6	Letter Agreement with Circle K Stores, Inc.*	Form S-1/A1 Registration Statement	February 24, 2010

10.7	Business Development Agreement with Racetrac Petroleum*	Form S-1/A1 Registration Statement	February 24, 2010

10.8	Title Sponsorship Agreement with C&R Motorsports LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.9	Sponsorship Agreement with Star Racing LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.10	Memorandum of Understanding between DNA Brands & Star Racing LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.11	Sales, Marketing and Manufacturing Agreement with Monogram Meat Snacks LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.12	Brokerage Service Agreement with Reese Group, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.13	AAFES Retail Agreement – Army & Air Force Exchange Service	Form S-1/A1 Registration Statement	February 24, 2010

10.14	Broker Agreement with Royal Strategies and Solutions, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.15	Trust Agreement	Form S-1/A1 Registration Statement	February 24, 2010

10.16	Letter Agreement with Equinox Securities, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.17	12% Secured Convertible Debenture	Form S-1/A1 Registration Statement	February 24, 2010

16.1	Letter of Ronald R. Chadwick, P.C.	Form 8-K Dated September 10, 2010	September 13, 2010

16.2	Letter of Ronald R. Chadwick, P.C.	Form 8-K/A Dated September 10, 2010	September 16, 2010

21.1	List of Subsidiaries	Form S-1 Registration Statement	December 15, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

DNA BRANDS, INC.

Dated: March 30, 2011	By:	/s/ Darren Marks
Darren Marks, Chief Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Darren Marks	March 30, 2011
Darren Marks, Director

/s/ Melvin Leiner	March 30, 2011
Melvin Leiner, Director

DNA Brands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DNA Brands, Inc.

We have audited the accompanying consolidated balance sheets of DNA Brands, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2010. DNA Brands, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNA Brands, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman
Fort Lauderdale, FL
March 31, 2011

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
		Restated
ASSETS
Current assets
Cash and cash equivalents	$74,604	$11,392
Accounts receivable, net	139,819	17,424
Inventory	150,978	132,158
Loans receivable from related party	26,493	-
Prepaid expenses and other current assets	46,930	137,886
Total current assets	438,824	298,860
Property and equipment, net	54,281	42,028
Total assets	$493,105	$340,888

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$472,649	$325,853
Accrued liabilities	1,390,533	623,748
Bank loans payable, current portion	10,984	24,552
Loans payable to officers	1,077,100	1,792,278
Total current liabilities	2,951,266	2,766,431
Bank loans payable, net of current portion	3,177	14,920
Convertible, subordinated debentures, net of discounts	-	439,283
Loans payable to related party	-	160,479
Total liabilities	2,954,443	3,381,113

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, zero and zero issued
and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 35,828,980 and 19,847,671
issued and outstanding, respectively	35,829	19,848
Additional paid-in capital	14,461,846	6,430,518
Accumulated deficit	(16,959,013)	(9,490,591)
Total stockholders' deficit	(2,461,338)	(3,040,225)
Total liabilities and stockholders' deficit	$493,105	$340,888

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
		Restated

Sales	$1,168,461	$667,276
Cost of goods sold	869,074	468,120
Gross margin	299,387	199,156
Operating expenses
Compensation and benefits	3,510,129	2,272,551
Depreciation expense	26,377	21,747
General and administrative expenses	999,015	733,516
Professional and outside services	2,209,840	333,520
Selling and marketing expenses	906,367	266,569
Total operating expenses	7,651,728	3,627,903
Loss from operations	(7,352,341)	(3,428,747)
Other expense
Interest expense	(116,081)	(489,974)
Total other expense	(116,081)	(489,974)
Loss before income taxes	(7,468,422)	(3,918,721)
Income taxes	-	-
Net loss	$(7,468,422)	$(3,918,721)

Loss per share:
Basic and diluted	$(0.28)	$(0.26)

Weighted average number of common shares outstanding:
Basic and diluted	26,729,555	15,366,097

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 (RESTATED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Issued	Amount	Capital	Deficit	Total

Balance, December 31, 2008	-	$-	14,427,284	$14,427	$3,630,212	$(5,571,870)	$(1,927,231)

Issuance of common stock in connection with
private offerings	-	-	3,927,317	3,928	862,191	-	866,119
Issuance of common stock warrants in connection
with private offering of common stock	-	-	-	-	414,171	-	414,171
Issuance of common stock in exchange for consulting,
professional and other services	-	-	7,293	7	6,793	-	6,800
Issuance of common stock as compensation to key
members of management	-	-	729,278	729	579,271	-	580,000
Issuance of common stock in exchange for conversion
of debt with officers	-	-	652,900	653	460,406	-	461,059
Issuance of common stock in exchange for extension
of maturity of convertible, subordinated debenture	-	-	7,293	7	4,493	-	4,500
Issuance of common stock in connection with
common stock warrant exercises	-	-	96,306	97	56,051	-	56,148
Recognition of beneficial conversion features
embedded within convertible, subordinated debentures	-	-	-	-	350,426	-	350,426
Issuance of common stock warrants in connection
with offering of convertible, subordinated debentures	-	-	-	-	66,504	-	66,504
Net loss	-	-	-	-	-	(3,918,721)	(3,918,721)

Balance, December 31, 2009	-	-	19,847,671	19,848	6,430,518	(9,490,591)	(3,040,225)

Issuance of common stock in connection with
private offerings	-	-	4,611,781	4,612	1,749,988	-	1,754,600
Issuance of common stock warrants in connection
with private offering of common stock	-	-	-	-	346,150	-	346,150
Issuance of common stock in exchange for consulting,
professional and other services	-	-	1,413,866	1,414	1,524,468	-	1,525,882
Issuance of common stock as compensation to key
members of management	-	-	1,932,586	1,932	1,243,568	-	1,245,500
Issuance of common stock in exchange for conversion
of debt with officers	-	-	5,961,218	5,961	1,628,867	-	1,634,828
Issuance of common stock in exchange for conversion
of convertible, subordinated debentures	-	-	910,658	911	565,850	-	566,761
Issuance of common stock in connection with
common stock warrant exercises	-	-	1,151,200	1,151	831,869	-	833,020
Common stock options granted to employees	-	-	-	-	140,568	-	140,568
Net loss	-	-	-	-	-	(7,468,422)	(7,468,422)

Balance, December 31, 2010	-	$-	35,828,980	$35,829	$14,461,846	$(16,959,013)	$(2,461,338)

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
		Restated
Cash flows from operating activities:
Net loss	$(7,468,422)	$(3,918,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	26,377	21,747
Loss on disposal of fixed assets	2,502	-
Non-cash interest expense related to convertible, subordinated
debentures	89,717	328,245
Provision for doubtful accounts	36,969	6,523
Common stock issued in exchange for services	1,525,882	6,800
Common stock issued in exchange for financing costs - extension
of debt maturity	-	4,500
Common stock issued in exchange for financing costs - interest expense	-	51,486
Common stock issued as employee compensation	1,245,500	580,000
Common stock warrants issued with convertible, subordinated
debentures	-	66,504
Share based compensation expense related to employee
stock option grants	140,568	-
Changes in operating assets and liabilities:
Accounts receivable	(159,364)	(14,932)
Inventory	(18,820)	(57,404)
Prepaid expenses and other current assets	90,955	(119,311)
Accounts payable	146,796	(85,035)
Accrued liabilities	804,546	359,006
Net cash used in operating activities	(3,536,794)	(2,770,592)
Cash flows from investing activities:
Purchase of property and equipment	(41,131)	-
Loan receivable from related party	(26,493)	-
Net cash used in investing activities	(67,624)	-
Cash flows from financing activities:
Net proceeds from officer loans	919,650	1,046,272
Net proceeds from convertible, subordinated debentures	-	450,000
Net payment on loans payable to related party	(160,479)	(6,950)
Repayments on bank loans payable	(25,311)	(23,418)
Net proceeds from the issuance of common stock	2,100,750	1,228,804
Net proceeds from the exercise of common stock warrants	833,020	56,148
Net cash provided by financing activities	3,667,630	2,750,856
Net change in cash and cash equivalents	63,212	(19,736)
Cash and cash equivalents at beginning of period	11,392	31,128
Cash and cash equivalents at end of period	$74,604	$11,392

Supplemental disclosures:
Interest paid	$17,520	$16,953
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with conversion of loans payable to officers	$1,634,828	$461,058
Common stock issued in connection with conversion of convertible, subordinated debentures and accrued interest	$566,761	$-

 The accompanying notes are an integral part of these financial statements.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies

DNA Brands, Inc. (hereinafter referred to as the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name “Famous Products, Inc.”  Prior to July 6, 2010 the Company was a holding company operating as a promotion and advertising company.

Effective July 6, 2010, the Company executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation of Boca Raton, Florida (“DNA Beverage”), and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of the Company’s common stock.

As a result of this transaction the Company changed its name to DNA Brands, Inc.  On November 9, 2010, the Company changed its fiscal year end from October 31 to December 31.

The Company’s current business commenced in May 2006 in the State of Florida under the name Grass Roots Beverage Company, Inc. Initial operations of Grass Roots included the development of energy drinks, sampling and other marketing efforts and initial distribution of its energy drinks in the State of Florida. The Company began selling its energy drink in the State of Florida in 2007.

The Company produces, markets and sells a proprietary line of three carbonated blends of DNA Energy Drinks®, as well as a line of meat snacks made up of two beef jerky flavors and three flavors of beef sticks, and other related products.

Reverse Capitalization

Effective July 6, 2010, the Company executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage, and 100% of the common stock of its subsidiary Grass Roots, in exchange for the issuance of 31,250,000 shares of the Company’s common stock.  DNA Beverage intends to distribute these shares to its shareholders of record as of September 8, 2010.  Each share of DNA Beverage held on the aforesaid record date will receive 0.729277794 shares of the Company’s Common Stock upon the filing and effectiveness of a registration statement to be filed by the Company with the Securities and Exchange Commission.  This share issuance represented approximately 94.6% of the Company’s outstanding stock.

The historical financial statements of the Company are those of DNA Beverage and of the consolidated entity. All DNA Beverage share amounts presented in this Report, including weighted average shares outstanding and shares outstanding, have been adjusted to reflect the conversion ratio of .729277794.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Grass Roots. All significant intercompany balances and transactions have been eliminated in consolidation.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of goods sold on the Company’s consolidated statements of operations. Shipping and handling costs incurred to move finished goods from the Company’s sales distribution centers to its customer locations are also included in cost of goods sold on its consolidated statements of operations.  The Company’s customers do not pay separately for shipping and handling costs.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, advances to related party, accounts payable, accrued expenses, and loans payable.  The carrying values of the financial instruments approximate their fair value due to the short-term nature of these instruments.  The fair values of the loans payable have interest rates that approximate market rates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist of bank deposits. The carrying amount of cash and cash equivalents approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

The Company bills its customers after its products are shipped. The Company bases its allowance for doubtful accounts on estimates of the creditworthiness of customers, analysis of delinquent accounts, payment histories of its customers and judgment with respect to the current economic conditions. The Company generally does not require collateral. The Company believes the allowances are sufficient to cover uncollectible accounts. The Company reviews its accounts receivable aging on a regular basis for past due accounts, and writes off any uncollectible amounts against the allowance.

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation.  Replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Equipment	5 Years
Furniture and fixtures	5 Years
Vehicles	5 Years

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with Accounting Standards Codification (“ASC”) 360-10-35-15 Impairment or Disposal of Long-Lived Assets recoverability is measured by comparing the book value of the asset to the future net undiscounted cash flows expected to be generated by the asset.

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at December 31, 2010 and 2009.

Derivative Instruments

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts, namely convertible notes payable, that are not considered derivative financial instruments in their entirety, but that include embedded derivative features.

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

Stock-Based Compensation

The Company applies, codified ASC 718 Compensation – Stock Compensation, to stock-based compensation awards.  ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors. The Company records common stock issued for services or for liability extinguishments at the closing market price for the date in which obligation for payment of services is incurred.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

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

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized

The Company follows the provisions of the Financial Accounting Standards Board ("FASB") Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109" ("FIN 48"). FASB Statement No. 109 has been codified in ASC Topic 740. ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC Topic 740. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. ASC Topic 740 did not result in any adjustment to the Company's provision for income taxes.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share using the weighted average number of shares of common stock outstanding during the period.

2.  Restatement

In November, 2010 the Company determined that the share conversion ratio, as well as the calculation of non-controlling shares outstanding for the purposes of determining weighted average shares outstanding pursuant to the July 6th reverse merger described in Note 1 above had been calculated incorrectly due to the following errors:

•	The number of DNA Beverage shares outstanding and shares to be issued as of the date of the reverse merger on July 6, 2010 was inaccurate

•	The number of shares reserved for the conversion of preferred stock to common stock was calculated incorrectly

•	As a result of the errors described above, DNA Brands non-controlling shares outstanding as of July 6, 2010 were excluded from the calculation of weighted average shares outstanding.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

2.  Restatement (continued)

Accordingly, the Company has restated its financial statements for the year ended December 31, 2009 to correct the number of common shares reported as issued and outstanding by changing the conversion ratio from .7787576 to .729277794. The effect of the restatement on the previously issued consolidated financial statements for the year ended December 31, 2009 is presented in the following table:

	As Originally Reported	Effect of Restatement	Restated

Consolidated Balance Sheets
Common shares issued and outstanding December 31, 2009	20,137,994	(290,323)	19,847,671
Common stock balance December 31, 2009	$20,138	$(290)	$19,848
Additional paid-in capital December 31, 2009	$6,430,228	$290	$6,430,518

3.  Recently Issued Accounting Pronouncements

In May 2009 and as updated February 2010, the FASB issued FASB ASC 855, “Subsequent Events”.  This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued.  The Company adopted this Statement in 2009.  As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 18.

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements

3.  Recently Issued Accounting Pronouncements (continued)

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

ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. The provisions of ASC 810 need not be applied to immaterial items. The adoption of ASC 810 did not have an impact on the consolidated financial statements.

4.  Going Concern

As reflected in the accompanying financial statements, the Company has recorded net losses of $7,468,422 and $3,918,721 for the years ended December 31, 2010 and 2009, respectively. Net cash used in operations from the same periods were $3,536,794 and, $2,770,592, respectively.  At December 31, 2010 the Company had a working capital deficit of $2,512,442 and a stockholders’ deficit of $2,461,338. These matters raise a substantial doubt about the Company’s ability to continue as a going concern.

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements

5.  Inventory

The following table sets forth the composition of the Company’s inventory at December 31, 2010 and 2009:

	2010	2009

Raw materials	$25,672	$3,712
Finished goods – beverages and meat snacks	125,306	128,446
Total inventory	$150,978	$132,158

6.  Accounts Receivable and Customer Credit Concentration

The following table sets forth the composition of the Company’s accounts receivable at December 31, 2010 and 2009:

	2010	2009

Accounts Receivable	$144,032	$21,161
Less: Allowance for doubtful accounts	(4,213)	(3,737)
Accounts Receivable, net	$139,819	$17,424

Bad debt expense for the years ended December 31, 2010 and 2009 was $36,969 and $6,523, respectively.

During 2009, one customer accounted for approximately 15.6% of the Company’s sales.  In 2010, two different customers, accounted for approximately 14.7% and 11.5% of sales, respectively, neither of which accounted for more than 10% of the Company's sales in 2009.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

7.  Prepaid Expenses

The following table sets forth the composition of the Company’s prepaid expenses at December 31, 2010 and 2009:

	2010	2009

Short-term security deposit	$10,000	$10,000
Employee and other advances	33,930	26,386
Sponsorship agreement	–	100,000
Miscellaneous, other	3,000	1,500
Total prepaid assets	$46,930	$137,886

8.  Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at December 31, 2010 and 2009:

	2010	2009

Equipment	$18,690	$48,925
Furniture and fixtures	9,156	9,156
Vehicles	91,785	50,654
Accumulated depreciation	(65,350)	(66,707)
Total property and equipment, net	$54,281	$42,028

Depreciation expense for the years ended December 31, 2010 and 2009 was $26,377 and $21,747, respectively.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

9.  Accrued Expenses

The following table sets forth the composition of the Company’s accrued expenses as of December 31, 2010 and 2009:

	2010	2009

Salaries and bonuses (a)	$750,000	$540,000
Interest expense on convertible, subordinated debentures	–	22,565
Professional services	290,060	–
Vendor agreement	71,103	–
Payroll taxes and penalties	279,370	61,183
Total accrued expenses	$1,390,533	$623,748

(a) Due to the shortage of liquidity, the Company’s two principal executive officers have deferred their salaries since 2008.

As of December 31, 2010 and 2009, accrued payroll taxes and penalties represented the unpaid portion of employer and employee payroll taxes totaling approximately $231,066 and $56,683.  The Company has estimated potential penalties associated with these unpaid amounts to be $48,304 and $4,500 as of December 31, 2010 and 2009.

10.  Bank Loans Payable

Bank loan payable were comprised primarily of bank financing for vehicles and beverage coolers for the Company’s products. The range of interest rates on these loans was 9% to 26%.  The following table sets forth the current and long term portions of bank loans as of December 31, 2010 and 2009:

	2010	2009

Bank loans	$14,161	$39,472
Less: Current portion of bank loans	(10,984)	(14,920)
Total long term-bank loans	$3,177	$24,522

DNA Brands, Inc.
Notes to Consolidated Financial Statements

11.  Convertible, subordinated debentures, net of discount

The following table summarizes the Company’s convertible, subordinated debentures as of December 31, 2010 and 2009:

	2010	2009

Convertible notes-face value	$529,000	$529,000
Loan discount	(89,717)	(419,090)
Add: amortization of loan discount	89,717	329,373
Less: conversion of notes to common stock	(529,000)	–
Net convertible notes	$–	$439,283

As of December 31, 2010 and 2009, the Company had outstanding convertible notes to various non-related parties in the aggregate amount of $-0- and $439,283, respectively. These notes were issued at varying interest rates from 8% to 12% with varying conversion rates and formulas that enabled the noteholder to convert these notes to common stock. Due to its limited liquidity, the Company was unable to pay off any of the convertible notes on the original due date, and as a result negotiated extensions on the loans by either lowering the conversion price, or granting warrants to purchase the Company’s common stock.

In May and June of 2010, holders of previously issued convertible subordinated debentures agreed to convert $529,000 plus $37,671 in accrued interest, in return for the issuance of 910,657 shares of common stock. The approximate value per share was $0.62.

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2010 and 2009.

	2010	2009
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	1.55%	3.45%
Expected volatility (3)	147.70%	141.20%
Expected life (in years) (4)	.03-1.00	1.00
———————
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on three similar publicly traded companies. The Company used the average volatility rate of the three companies.
(4)	The expected life represents the due date of the note.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

12.  Loans payable to officers

The following table summarizes the Company’s loans payable to officers as of December 31, 2010 and 2009:

	2010	2009

Loans payable to officers	$1,077,100	$1,792,278
	$1,077,100	$1,792,278

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

13.  Related Party Transactions and Balances

The Company through its wholly-owned subsidiary Grass Roots maintains a brokerage agreement with Royal Strategies and Solutions, Inc. (“RSS”), a related party. Under the terms of the agreement, RSS promotes the Company’s products in return for a commission on successful sales or sales agreements. The Company also shares a common base of majority stockholders with RSS.  Additionally, the Company’s principal executive officers also serve as corporate officers to RSS.

RSS leases office space and a warehouse which is partially subleased to the Company. The Company utilizes this space for the warehousing and distribution of its products.  In addition, RSS is financially responsible for other operating costs and personnel that are utilized by or dedicated to the Company. The Company, in turn, provides cash financing to RSS; either via allocated expenses or non-interest bearing loans.

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

Advances to the related party RSS at December 31, 2010 was $26,493.  For the years ended December 31, 2010 and 2009, the Company recorded $210,722 and $336,750 in expenses, respectively, from activity associated with RSS. These expenses were comprised primarily of brokerage fees, commissions and administrative services.

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements

14.  Equity

At December 31, 2010 the Company was authorized to issue 100,000,000 shares, of $0.001 par value Common Stock, and 10,000,000 shares of $0.001 Preferred Stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

As of December 31, 2010 and 2009 there were 35,828,980 and 19,847,671 shares outstanding, respectively. The approximate number of shares issued and their respective approximate values for the activity for the changes in common stock between December 31, 2010 and 2009 are as follows:

Since 2007, the Company has issued and sold common stock and common stock warrants in order to fund a significant portion of its operations. Additionally, the Company has issued common shares to compensate its employees and to retire debt. Furthermore, the Company has issued a limited number of stock options to two employees.  The value of the common stock options and warrants has been determined using the following Black Scholes methodology:

	2010	2009
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	1.55%	3.45%
Expected volatility (3)	147.70%	141.20%
Expected life (in years)	5.00	5.00
———————
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on three similar publicly traded companies.

DNA Brands, Inc.
Notes to Consolidated Financial Statements
Warrants

The following table reflects all outstanding and exercisable warrants for the periods ended December 31, 2010 and 2009.  All stock warrants are immediately vested upon issuance and are exercisable for a period five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2008	2,166,191	$1.52	4.55
Warrants issued	1,279,859	$1.74	4.62
Warrants exercised	(97,035)	$0.50	–
Balance, December 31, 2009	3,349,015	$1.60	3.89
Warrants issued	1,061,105	$1.75	4.41
Warrants exercised	(1,157,441)	$0.50	–
Balance, December 31, 2010	3,252,679	$1.62	3.04	(1)
———————
(1)	The remaining contractual life of the warrants outstanding as of December 31, 2010 ranges from 2.08 to 4.00 years.

Stock options

The Company has not adopted a formal stock option plan. As of December 31, 2010, the Company had committed to issue stock options to two of its employees.

	Number of Options	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding on December 31, 2009	–		–
Granted	226,076	1.49	4.00
Exercised	–
Forfeited and expired	–
Outstanding and exercisable on December 31, 2010	226,076	1.49	4.00

Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2010, was $-0-.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the closing price of the Company’s common stock of $0.72 on December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

 As of December 31, 2010, there was $-0- in unrecognized compensation related to stock options outstanding.  All outstanding stock options are vested. Since the inception of the Company, no stock options have been exercised

DNA Brands, Inc.
Notes to Consolidated Financial Statements

15.   Earnings Per Share

In accordance with ASC 260, which replaced SFAS No. 128, Earnings per Share (“SFAS No. 128”), basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options and warrants.  Potentially dilutive common shares have been excluded from the diluted loss per common share computation for each of the two years ended December 31, 2010 and 2009 because such securities have an anti-dilutive effect on loss per share due to the Company’s net loss.

The following table sets forth as of December 31, 2010 and 2009 the number of potential shares of common stock issuable that have been excluded from diluted earnings per share because their effect was anti-dilutive:

	2010	2009
Stock options	226,076	–
Outstanding unexercised warrants	3,252,679	3,349,015
Total	3,552,679	3,349,015

16.   Income Taxes

The actual income tax expense for 2010 and 2009 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34.4% to income before provision for income taxes) as follows:

	2010	Effective Tax Rate	2009	Effective Tax Rate
Federal taxes at statutory rate	$(2,569,137)	34.40%	$(1,348,040)	34.40%
State income taxes, net of federal tax benefit	(269,461)	3.61%	(141,387)	3.61%
Temporary differences	1,201,794	(16.09)%	318,051	(8.12)%
Change in valuation allowance	1,636,804	(21.92)%	1,171,376	(29.89)%

Total	$–	0.00%	$–	0.00%

The following table represents the tax effects of significant items that give rise to deferred taxes as of December 31, 2010 and 2009:

	2010	2009
Deferred tax asset:
Net operating loss carryforward	$924,481	$46,770
Temporary differences	427,392	–
	1,351,873	46,770
Less: Valuation allowance	(1,351,873)	(46,770)
Net deferred tax asset	$–	$–

DNA Brands, Inc.
Notes to Consolidated Financial Statements

16.   Income Taxes (continued)

As of December 31, 2010, the Company has available approximately $2,432,333 of operating loss carryforwards before applying the provision of IRC Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes.  Net operating losses expire beginning in the year 2022.  As of December 31, 2010 and 2009, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets.  Changes in the estimated tax benefit that will be realized from the tax loss carryforwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

Under the provisions of the Internal Revenue Code Section 382, an ownership change is deemed to have occurred if the percentage of the stock owned by one or more 5% shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by said shareholders at any time during a three year testing period.  Once an ownership change is deemed to have occurred under Section 382, a limitation on the annual utilization of net operating loss (NOL) carryforwards is imposed and therefore, a portion of the tax loss carryforwards would be subject to the limitation under Section 382.

The acquisition of Grass Roots Beverage Company, Inc. on July 6, 2010 (see Note 1) and various other equity transactions resulted in an ownership change pursuant to Section 382.  The utilization of the $123,052 net operating loss as of December 31, 2009 is limited under IRC Section 382.

The tax years 2007 through 2010 remain open to examination by federal authorities and state jurisdictions where the Company operates.

17.   Commitments

As of December 31, 2010, the Company is committed to future minimum payments under non-cancelable operating leases for vehicles and sponsorship agreements as follows:

2011	$70,867
2012	43,367
2013	33,016
2014	710
2015 and thereafter	–
Total	$147,960

DNA Brands, Inc.
Notes to Consolidated Financial Statements

Leases

The Company subleases office and warehouse space on a month to month basis in Boca Raton, Florida from RSS at the rate of approximately $12,261 per month. Additionally, the Company has commitments with a truck leasing company for $43,367 in 2011, and $77,093 in total through 2014.

Sponsorship and Other Agreements

As part of its marketing efforts, the Company enters into sponsorship agreements with athletes and celebrity spokespersons to promote its products. These agreements typically are for one or two year periods. As of December 31, 2010, the Company was committed to two sponsorship agreements with sport teams that display the Company’s logo for $33,333.

18.  Subsequent Events

The Company has evaluated subsequent events between the balance sheet date of December 31, 2010 and  the date the financial statements were issued and concluded that events and transactions occurring during that period requiring recognition or disclosure have been made.

In January 2011, the Company successfully renegotiated the contractual obligation with Star Racing wherein it agreed to issue 600,000 shares of its Common Stock to offset a $268,000 cash payment due for the 2011 season.

In February 2011, the Company issued a 12% Secured Convertible Debenture to an existing shareholder in the principal amount of $500,000, which becomes due three (3) years from the date of issuance. Interest is payable quarterly beginning in May 2011.  In addition to the interest, as additional inducement for the maker to loan the funds to the Company, the maker received One Hundred Twenty Five Thousand (125,000) “restricted” shares of common stock contemporaneously with the execution of the debenture.  The Company also agreed to pay to the maker an annual transaction fee of Thirty Thousand Dollars ($30,000), to be paid quarterly with the first installment of $7,500 beginning in May 2011.  The balance due under the debenture is collateralized by all of the Company’s assets, including but not limited to inventory, receivables, vehicles and warehouse equipment.  The Company also agreed to issue Seven Hundred Fifty Thousand (750,000) shares of its common stock (the “Escrowed Shares”), in favor of the maker, to be held in escrow by a mutually agreeable party.  In the event of failure to pay all or any portion of the principal and interest due under the debenture (including any and all rights to cure), the Escrowed Shares shall be released to the maker.  The Escrowed Shares are not entitled to voting rights, or to receive any dividends if and when declared unless and until the Escrowed Shares are released.

Also in February 2011, the Company executed a letter agreement with Equinox Securities, Inc., Ontario, CA (“Equinox”), a licensed broker-dealer, where it has retained Equinox as its placement agent to raise up to $6 million in equity capital, at a share price to be agreed, on a “best efforts” basis. The agreement requires a payment by the Company to Equinox of $20,000; $10,000 of which was due upon execution. In addition, if Equinox is successful in raising these funds they will receive an 8% cash fee, plus a 2% fee payable in shares of the Company’s Common Stock to be issued under the same terms and conditions as paid by the new investors if they raise equity.  If they raise debt, the Company will owe them a 4% cash fee of the amount raised.  The Company will also reimburse Equinox for all expenses, but it must approve such expenses in writing prior to the same being incurred.  The agreement expires in February 2012.