Form 10-Q
period 2011-03-31
DNA BRANDS INC
filed 2011-05-16
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2011

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 16, 2011 was 36,024,030 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

ii

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$90,579	$74,604
Accounts receivable, net	178,689	139,819
Inventory	161,899	150,978
Advances to related party	23,345	26,493
Prepaid expenses and other current assets	263,491	46,930
Total current assets	718,003	438,824
Property and equipment, net	45,117	54,281
Total assets	$763,120	$493,105

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$519,446	$472,649
Accrued expenses	1,598,099	1,390,533
Bank loans payable, current portion	7,603	10,984
Loans payable to officers	808,731	1,077,100
Total current liabilities	2,933,879	2,951,266
Bank loans payable, net of current portion	1,836	3,177
Convertible, subordinated debentures, net of discounts	469,920	–
Total liabilities	3,405,635	2,954,443

Commitments and contingencies	–	–

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 2,155,000 and zero issued and outstanding, respectively	2,155	–
Common stock, $0.001 par value, 100,000,000 authorized, 36,693,980 and 35,828,980 issued and outstanding, respectively	36,694	35,829
Additional paid-in capital	15,344,326	14,461,846
Accumulated deficit	(18,025,690)	(16,959,013)
Total stockholders' deficit	(2,642,515)	(2,461,338)
Total liabilities and stockholders' deficit	$763,120	$493,105

The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010

Sales	$265,817	$310,305
Cost of goods sold	180,714	261,430
Gross margin	85,103	48,875
Operating expenses
Compensation and benefits	480,335	1,707,551
Depreciation expense	5,900	5,877
General and administrative expenses	231,557	221,624
Professional and outside services	205,468	271,413
Selling and marketing expenses	219,455	206,113
Total operating expenses	1,142,715	2,412,578
Loss from operations	(1,057,612)	(2,363,703)
Other expense
Interest expense	(9,065)	(56,920)
Total other expense	(9,065)	(56,920)
Loss before income taxes	(1,066,677)	(2,420,623)
Income taxes	–	–
Net loss	$(1,066,677)	$(2,420,623)

Loss per share:
Basic and diluted	$(0.03)	$(0.13)

Weighted average number of common shares outstanding:
Basic and diluted	35,031,697	19,072,805

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,066,677)	$(2,420,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,900	5,877
Loss on disposal of fixed assets	3,014	–
Non-cash interest expense related to convertible, subordinated
debentures	1,170	42,447
Provision for doubtful accounts	4,892	1,274
Common stock issued in exchange for services	290,500	221,313
Common stock issued as employee compensation	–	1,245,500
Changes in operating assets and liabilities:
Accounts receivable	(43,762)	(96,554)
Inventory	(10,921)	(5,935)
Prepaid expenses and other current assets	(216,561)	96,033
Accounts payable	46,797	100,582
Accrued expenses	207,566	80,088
Net cash used in operating activities	(778,082)	(729,998)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	250	–
Purchase of property and equipment	–	(26,106)
Net repayment of advances to related party	3,148	–
Net cash provided by (used in) investing activities	3,398	(26,106)
Cash flows from financing activities:
Net repayments on loans payable to officers	(268,369)	(70,054)
Net repayments on loans payable to related party	–	(83,061)
Net repayments on bank loans payable	(4,722)	(7,819)
Net proceeds from the issuance of convertible, subordinated debentures	500,000	–
Net proceeds from the issuance of convertible, preferred stock	538,750	–
Net proceeds from the issuance of common stock	25,000	659,750
Net proceeds from the exercise of common stock warrants	–	462,727
Net cash provided by financing activities	790,659	961,543
Net change in cash and cash equivalents	15,975	205,439
Cash and cash equivalents at beginning of period	74,604	11,392
Cash and cash equivalents at end of period	$90,579	$216,831

Supplemental disclosures:
Interest paid	$395	$6,091
Income taxes paid	$–	$–

The accompanying notes are an integral part of these financial statements.

DNA Brands, Inc.
Notes to Financial Statements

1.             Organization and Summary of Significant Accounting Policies

DNA Brands, Inc. (hereinafter referred to as the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc. Prior to July 6, 2010, the Company was a holding company operating as a promotion and advertising company.

Effective July 6, 2010, the Company executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation (“DNA Beverage”), and 100% of the common stock of DNA Beverage’s wholly-owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”), in exchange for the issuance of 31,250,000 shares of the Company’s common stock. As a result of this transaction, the Company changed its name to DNA Brands, Inc.

On November 9, 2010, the Company changed its fiscal year end from October 31st to December 31st.

The Company’s current business commenced in May 2006 in the State of Florida under the name Grass Roots Beverage Company, Inc. The initial operations of Grass Roots included the development of energy drinks, sampling and other marketing efforts and initial distribution of its energy drinks in the State of Florida. The Company began selling its energy drink in the State of Florida in 2007.

The Company produces, markets and sells a proprietary line of four carbonated blends of DNA Energy Drinks®, as well as a line of meat snacks made up of two beef jerky flavors and four flavors of beef sticks, and other related products.

Reverse Capitalization

Effective July 6, 2010, the Company executed agreements to acquire all of the remaining assets, liabilities and contractual rights of DNA Beverage, and 100% of the common stock of its subsidiary Grass Roots, in exchange for the issuance of 31,250,000 shares of the Company’s common stock. DNA Beverage intends to distribute these shares to its shareholders of record as of September 8, 2010 upon the effectiveness of our registration statement that we have filed and is pending with the Securities and Exchange Commision  (“SEC”).  Each share of DNA Beverage held on the aforesaid record date will receive 0.729277794 shares of the Company’s Common Stock upon the filing and effectiveness of a registration statement to be filed by the Company with the Securities and Exchange Commission. This share issuance represented approximately 94.6% of the Company’s outstanding stock.

The historical financial statements of the Company are those of DNA Beverage and of the consolidated entity. All DNA Beverage share amounts presented in this Report, including weighted average shares outstanding and shares outstanding, have been adjusted to reflect the conversion ratio of .729277794.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

Revenue Recognition

The Company derives revenues from the sale of carbonated energy drinks and meat snacks. Revenue is recognized when all of the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv) legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost and consist solely of bank deposits. The carrying amount of cash and cash equivalents approximates fair value.

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

Inventory

Inventory is stated at the lower of cost or market. Cost is primarily determined by using the average cost method that approximates the First-In, First-Out (FIFO) method of accounting for inventory. Inventory consists of raw materials as well as finished goods held for sale. The Company’s management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at December 31, 2010 or for the three month period ended March 31, 2011.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

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

2.             Recently Issued Accounting Pronouncements

In May 2009 and as updated in February 2010, the FASB issued FASB ASC 855, “Subsequent Events”. This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued. The Company adopted this Statement in 2009. As a result the date through which the Company has evaluated subsequent events and the basis for that date have been disclosed in Note 15.

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

3.             Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

During the three month period ended March 31, 2011, the Company recorded a net loss of $1,066,677 and had negative cash flows of $778,082 from its operating activities. At March 31, 2011, the Company had a working capital deficit of $2,215,876 and a stockholders’ deficit of $2,642,515. The Company has relied, in large part, upon debt and equity financing to fund its operations. These matters collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company is unable to operate as a going concern.

4.             Inventory

The following table sets forth the composition of the Company’s inventory at March 31, 2011 and December 31, 2010:

	March 31, 2011	Dec. 31, 2010
	(unaudited)
Raw materials	$41,219	$25,672
Finished goods	120,680	125,306
Total inventory	$161,899	$150,978

5.             Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable at March 31, 2011 and December 31, 2010:

	March 31, 2011	Dec. 31, 2010
	(unaudited)
Accounts receivable	$186,712	$144,032
Less: Allowance for doubtful accounts	(8,023)	(4,213)
Accounts receivable, net	$178,689	$139,819

Bad debt expense for the three month periods ended March 31, 2011 and 2010 was $4,892 and $1,274 respectively.

6.             Prepaid Expenses and Other Current Assets

The following table sets forth the composition of the Company’s prepaid expenses and other current assets at March 31, 2011 and December 31, 2010:

	March 31, 2011	Dec. 31, 2010
	(unaudited)
Employee and other advances	$29,991	$33,930
Security deposits	10,000	10,000
Sponsorship agreements	201,000	–
Miscellaneous, other	22,500	3,000
Total prepaid expenses and other current assets	$263,491	$46,930

7.             Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at March 31, 2011 and December 31, 2010:

	March 31, 2011	Dec. 31, 2010
	(unaudited)
Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	82,908	91,785
Accumulated depreciation	(65,637)	(65,350)
Total property and equipment, net	$45,117	$54,281

Depreciation expense for the three month periods ended March 31, 2011 and 2010 was $5,900 and $5,877 respectively.  In March 2011, the Company disposed of one of its vehicles.  As a result of the transaction, the Company received cash proceeds of $250 and recorded a loss of $3,014.

8.             Accrued Expenses

The following table sets forth the composition of the Company’s accrued expenses at March 31, 2011 and December 31, 2010:

	March 31, 2011	Dec. 31, 2010
	(unaudited)
Salaries and bonuses (1)	$901,756	$750,000
Payroll taxes and penalties (2)	346,636	279,370
Professional services	273,513	290,060
Vendor agreement	71,103	71,103
Miscellaneous, other	5,091	–
Total accrued expenses	$1,598,099	$1,390,533
__________________

(1)
Due to the shortage of liquidity, the Company’s two principal executive officers have deferred cash payment of their salaries since 2008. At March 31, 2011 and December 31, 2010, the aggregate balance of these deferrals totaled $812,500 and $750,000, respectively.

(2)
At March 31, 2011 and December 31, 2010, the Company was delinquent in payment of certain payroll taxes due of $278,558 and $225,102, respectively, and as a result of its failure to pay has accrued penalties and interest totaling $68,078 and $54,268, respectively.

9.             Bank Loans Payable

Bank loans payable are comprised of third party financing arrangements for vehicles and equipment coolers utilized for the transport and storage of the Company’s products. The original terms were five years, bearing interest rates that ranged from 9.3% to 18.6%. The following table sets forth the composition of the Company’s bank loans payable at March 31, 2011 and December 31, 2010:

	March 31, 2011	Dec. 31, 2010
	(unaudited)
Bank loans payable	$9,439	$14,161
Less: Current portion of bank loans payable	(7,603)	(10,984)
Long term portion of bank loans payable	$1,836	$3,177

10.           Convertible, subordinated debentures, net of discount

A summary of the issuances of all convertible notes during the three month period ended March 31, 2011 and year ended December 31, 2010 are as follows:

Issue Date	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares
02/18/2011	12%	500,000	02/18/2014	1.333
Total		$500,000

The following table sets forth the composition of the Company’s convertible, subordinated debentures at March 31, 2011 and December 31, 2010:

	March 31, 2011	Dec. 31, 2010
	(unaudited)
Convertible debentures-face value	$500,000	$–
Loan discount	(30,080)	–
Net convertible notes	$469,920	$–

As of March 31, 2011, the Company had one outstanding convertible debenture with a non-related party in the amount of $500,000. The debenture carries an annual transaction fee of $30,000 and bears interest at 12% per annum, both of which are payable in quarterly installments commencing in May 2011. These costs are recorded as interest expense in the Company's financial statements. Additionally, the debenture required the Company to issue 125,000 restricted shares of its common stock to the holder upon execution. The common shares were valued at $31,250, their fair market value, and recorded as discount to the debenture. These costs will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

At December 31, 2010, the Company had no subordinated, convertible debentures outstanding.

11.           Loans payable to officers

The following table sets forth the composition of the Company’s loans payable to officers at March 31, 2011 and December 31, 2010:

	March 31, 2011	Dec. 31, 2010
	(unaudited)
Loans payable to officers	$808,731	$1,077,100
	$808,731	$1,077,100

Since the inception of the Company, its principal executive officers have loaned the Company significant amounts of operating capital on an interest free basis and without formal repayment terms.

12.           Related Party Transactions and Balances

The Company, through its wholly-owned subsidiary Grass Roots, maintains a brokerage agreement with a related party named Royal Strategies and Solutions, Inc. (“RSS”). Under the terms of the agreement, RSS promotes the Company’s products in return for a commission on successful sales or sales agreements. The Company and RSS share a common base of majority stockholders.  Furthermore, the Company’s principal executive officers also serve as corporate officers to RSS.

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

At March 31, 2011, aggregate non-interest bearing advances made to RSS were $23,345. For the three month periods ended March 31, 2011 and 2010, the Company recorded $21,448 and $100,221, respectively, in expenses from activity associated with RSS. These expenses were comprised primarily of employee compensation and administrative charge backs.

At December 31, 2010, aggregate non-interest bearing advances made to RSS were $26,493.

In the event the Company discontinued using RSS as a provider of these brokerage services, it would not have a material impact on the Company’s financial condition or operations.

13.           Equity

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

At March 31, 2011 and December 31, 2010, common stock issued and outstanding totaled 36,693,980 and 35,828,980, respectively. As of March 31, 2011 and December 31, 2010, preferred stock issued and outstanding totaled 2,155,000 and zero, respectively.

The approximate number of shares of common stock issued and their respective values for the activity for the changes in common stock between December 31, 2010 and March 31, 2011 are as follows:

	Shares Issued	Value of Issuances
• Common stock issued in exchange for services	690,000	$290,500
• Common stock issued in connection with private offerings to accredited investors	50,000	25,000
• Common stock issued in connection with the issuance of convertible, subordinated debentures	125,000	31,250
Total	865,000	$346,750

In addition to the table above, the Company issued 2,155,000 shares of its preferred stock during the three month period ended March 31, 2011 in connection with a private offering to accredited investors. The Company received $538,750 from the preferred stock offering. Since 2007, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees and retire debt.

The value of any common stock options and warrants issued during the three month periods ended March 31, 2011 and 2010 was determined using the following Black Scholes methodology:

	2011	2010
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	2.01%	1.55%
Expected volatility (3)	121.98%	135.14%
Expected life (in years)	5.00	5.00
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on three similar publicly traded companies.

Common stock warrants immediately vest upon issuance and are exercisable for a period five years thereafter. The following table reflects the amount of common stock warrants outstanding and exercisable for the period ended March 31, 2011.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2010	3,252,679	$1.62	3.04
Warrants issued	–	$–	–
Warrants exercise	–	$–	–
Balance, March 31, 2011	3,252,679	$1.62	2.79	(1)
 __________________

(1)	The remaining contractual life of the warrants outstanding as of March 31, 2011 ranges from 1.83 to 3.75 years.

The Company has not adopted a formal stock option plan. As of March 31, 2011, the Company had committed to issue stock options to two of its employees.

14.           Income Taxes

As of March 31, 2011, the Company has available approximately $3,146,010 of operating loss carryforwards before applying the provision of IRC Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses expire beginning in the year 2022. As of March 31, 2011 and December 31, 2010, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carryforwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

Under the provisions of the Internal Revenue Code Section 382, an ownership change is deemed to have occurred if the percentage of the stock owned by one or more 5% shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by said shareholders at any time during a three year testing period. Once an ownership change is deemed to have occurred under Section 382, a limitation on the annual utilization of net operating loss carryforwards is imposed and therefore, a portion of the tax loss carryforwards would be subject to the limitation under Section 382.

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

15.           Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of March 31, 2011 and the date the its financial statements were issued and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

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

Company Overview and History

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc. Prior to July 6, 2010, we were a holding company operating as a promotion and advertising company.

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

As a result of this transaction we changed our name to DNA Brands, Inc. Our principal offices are located at 506 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826 and our website is www.dnabrandsusa.com.

Results Of Operations

Comparison of Results of Operations for the three month periods ended March 31, 2011 and 2010

Revenue

 Revenue for the three month period ended March 31, 2011 was $265,817, compared to $310,305 during the corresponding period of the prior year. Our revenue for the three months ended March 31, 2011 decreased 14.3% compared to the same period in the prior year.  This decrease is primarily attributable to a changing customer base during our growth phase where we are continually testing our products through a variety of channels. For the first quarter of 2011, there were a number of new customers who we weren’t selling to during the first quarter of 2010. However, the revenue from these new customers in 2011 did not offset the loss of revenue from customers from the same period in 2010 who tested the product and did not re-order, or, who we chose not to continue doing business with in 2011.  We believe this a normal process for the introduction of a new product and can provide no assurances that we will not have sales fluctuation from quarter to quarter while we continue to introduce our product into various retail markets and distribution channels.

While no assurance can be provided, we expect that our ongoing sales and marketing efforts, combined with our increasing brand recognition and the awards we have received for the quality of our products will generate significant incremental revenue for us in the future. However, our ability to achieve increased revenue is dependent upon our success in raising additional capital. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts. See “Liquidity and Capital Resources.”

Gross margin

We calculate gross margin by subtracting cost of goods sold from revenue. Gross margin percentage is calculated by dividing the gross margin by revenue. Our gross margin for the three month period ended March 31, 2011 was $85,103, as compared to $48,875 during the corresponding period of the prior year. Our gross margin percentage increased to 32.0% from 15.8% when compared to the prior year period. The increase in gross margin percentage is due to the varying price structures that we have tested during 2010 and 2011 in various markets. Since we are in our growth phase a small number of sales and transactions can impact our gross margin percentage either up or down. We do not believe that the gross margin percentages for the three month periods in 2011 and 2010 are necessarily indicative of future results when applied to larger sales volumes.

Compensation and benefits

Compensation and benefits for the three month period ended March 31, 2011 was $480,335, as compared to $1,707,551 during the corresponding period of the prior year. The decrease in compensation and benefits of $1,227,216, or 71.9%, from the prior year period is primarily attributable to the issuance of common stock to employees as compensation in 2010. Due to our limited liquidity, we have incentivized key employees earning a small base salary with significant stock grants.

Stock grants to employees vest immediately and are recorded at their fair market value on the date that our Board of Directors approves such grants. On January 11, 2010, we granted five key employees an aggregate of 1,932,586 shares of our common stock. We valued these shares at their quoted market values upon authorization and recorded an expense of $1,245,500 during the three month period ended March 31, 2010.

Our two executive officers have deferred cash payment of their salaries since 2008.  For both the three month periods ended March 31, 2011 and 2010, we recorded $62,500 in compensation expense related to these deferrals.  At March 31, 2011, the aggregate value of these salary deferrals totaled $812,500 and was included in our accrued liabilities.

General and administrative

General and administrative expenses (“G&A”) for the three month period ended March 31, 2011 were $231,557, as compared to $221,624 during the corresponding period of the prior year. G&A remained relatively similar to the levels incurred in the prior year period, increasing by only $9,933 or 4.5%. G&A is primarily comprised of the rent associated with our facilities, cost of utilities, insurance premiums, travel and entertainment, and other miscellaneous expenses.

Professional and outside services

Professional and outside services for the three month period ended March 31, 2011 was $205,468, as compared to $271,413 during the corresponding period of the prior year. Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services. The decrease in professional and outside services of $65,945, or 24.3%, is primarily attributable to the reduction in investor relation fees to $33,500 in the current period from $93,113 in the prior year.

Selling and marketing expenses

Selling and marketing expenses for the three month period ended March 31, 2011 were $219,455, as compared to $206,113 during the corresponding period of the prior year. The nominal increase in selling and marketing expenses of $13,342, or 6.5%, is primarily attributable to our continued marketing and promotional efforts. We continue to increase the number of our distribution chains; allowing us to utilize a greater number of vehicles to expand our sales territories. Additionally, we continue to upgrade our sponsorship agreements to include higher profile athletes in an effort to establish a larger national presence. There can be no assurances that these expenditures will enable us to increase revenue.

Interest expense

Interest expense for the three month period ended March 31, 2011 was $9,065, as compared to $56,920 during the corresponding period of the prior year. The decrease in interest expense of $47,855, or 84.1%, is primarily attributable to the amortization of loan discounts related to convertible, subordinated debentures during the prior year period. During the three month period ended March 31, 2010, we recorded $42,447 in non-cash interest expense relative to these loan discounts, resulting from beneficial conversion features.

In February 2011 we issued 125,000 shares of our common stock in connection with the issuance of a $500,000 convertible, subordinated debenture.  These restricted shares were valued at their fair market value and recorded as a discount to the stated value of the debenture.  The discount is being amortized using the effective interest rate method over the term of the debenture.  During the three months ended March 31, 2011, we recorded $1,170 in non-cash interest expense relative to this loan discount (See Note 10).

Net loss

For the three month period ended March 31, 2011, we incurred a net loss of $1,066,677, or $0.03 per basic and fully diluted share, as compared to a net loss of $2,420,623, or $0.13 per basic and fully diluted share during the corresponding period of the prior year. Since our inception, we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

The weighted average number of basic and fully diluted shares outstanding for the three month period ended March 31, 2011 was 35,031,697, as compared to 19,072,805 shares for the corresponding period of the prior year. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At March 31, 2011, we had $90,579 in cash and cash equivalents.

During the three month period ended March 31, 2011, we recorded a net loss of $1,066,677 and had negative cash flows of $778,082 from our operating activities. At March 31, 2011, we had a working capital deficit of $2,215,876 and a stockholders’ deficit of $2,642,515. We have relied, in large part, upon debt and equity financing to fund our operations. These matters collectively raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations was $778,802 for the three month period ended March 31, 2011, as compared to $729,998 during the corresponding period of the prior year. The increase in net cash used of $48,804, or 6.7%, over the prior year period is primarily due to an increase in prepaid expenses of $216,561 in 2011 compared to a decrease of $96,033 in 2010. We recorded a net loss of $1,066,677 during the three month period ended March 31, 2011, as compared to $2,420,623 in the corresponding period of the prior year. After excluding non-cash expenses of $1,245,500 in 2010 resulting from the issuance of common stock to key employees as a form of compensation, we realized a net cash benefit of $108,446 from operating activities over the prior year period. Further, we realized a cash benefit from the growth in our accrued expenses; increasing by $207,556 as compared to $80,088 during the prior year period. The period over period net change in our principal working capital assets (accounts receivable, inventory and accounts payable) was immaterial.

Net cash provided by investing activities was $3,398 for the three month period ended March 31, 2011, as compared to net cash used of $26,106 during the corresponding period of the prior year. The positive change in net cash from investing activities of $29,504, or 113.0%, over the prior year period is primarily due to the purchase of capital assets aggregating $26,106 in 2009. Additionally, we recovered $3,148 of the advances it made to a related party, Royal Strategies and Solutions, Inc., during the three month period ended March 31, 2011.

Net cash provided by financing activities was $790,659 for the three month period ended March 31, 2011, as compared to $961,543 during the corresponding period of the prior year. The decrease in net cash provided by financing activities of $170,884, or 17.8%, from the prior year period is primarily due to the repayment of loans to officers. During the three month period ended March 31, 2010, we made net loan repayments of $268,369 to its officers, as compared to net repayments of $70,054 in the corresponding period of the prior year. We received proceeds from the issuance new capital, as described below, aggregating $1,063,750 during the three months ended March 31, 2011, as compared to $1,122,477 in the prior year period.

In the first quarter of 2011 a number of our employees agreed to defer a portion of their cash compensation to assist us in improving our liquidity position.  In return, we agreed to file an S-8 registration statement with the SEC to register 900,000 shares of common stock to reimburse the employees with free-trading shares of our common stock that could be immediately sold and cash proceeds realized subject to the trading volume of our stock; and, additionally to provide a means for paying consultants and service providers. This S-8 registration statement became effective on April 14, 2011.  As of March 31, 2011 there was $47,500 in accrued payroll related to this arrangement.

In July 2010, we undertook a private offering of our common stock whereby we offeried up to 3,000,000 shares at an offering price of $0.50 per share to “accredited investors” as that term is defined under the Securities Act of 1933, as amended. During the three month period ended March 31, 2011, we sold 50,000 shares and received proceeds of $25,000. As of the date of this report, we have sold an aggregate of 2,060,000 shares and have received proceeds of $1,030,000 therefrom.  This offering was closed to investors in the first quarter of 2011.

In February 2011, we undertooka private offering of our preferred stock whereby we offered up to 4,000,000 shares at an offering price of $0.25 per share to accredited investors.  During the three months ended March 31, 2011, we sold 2,155,000 shares and received proceeds of $538,750. As of the date of this report, we have sold an aggregate of 4,000,000 shares and have received proceeds of $1,000,000 therefrom.

In February 2011, we issued a secured, convertible debenture to an existing shareholder in the principal amount of $500,000, which becomes due three years from the date of issuance. The debenture bears interest at 12% per annum and is payable quarterly beginning in May 2011. In addition to interest, as inducement for the maker to loan funds to us, the maker received 125,000 restricted shares of our common stock contemporaneously with the execution of the debenture. Further, we agreed to pay to the maker an annual transaction fee of $30,000 in equal installments on a quarterly basis beginning in May 2011. The balance due under the debenture is collateralized by all of our assets, including but not limited to inventory, receivables, vehicles and warehouse equipment. Lastly, we agreed to issue 750,000 shares of its common stock (the “Escrowed Shares”), in favor of the maker, to be held in escrow by a mutually agreeable party. In the event of failure to pay all or any portion of the principal and interest due under the debenture, including any and all rights to cure, the Escrowed Shares shall be released to the maker. The Escrowed Shares are not entitled to voting rights, or to receive any dividends if and when declared unless and until the Escrowed Shares are released.

We are working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements; and allocating sufficient resources to continue with advertising and marketing efforts. Based upon our current operating activity, we believe will require a minimum of approximately $6.0 million in new funding to execute our business plan during the next year.  There can be no assurances that if we can secure these fundswe will be able to generate a sufficient level of revenue to sustain our ongoing cash flow requirements.

We intend to continue to raise funds through private placements of our common stock, debt offerings and through short-term borrowing. While we have engaged in discussions with various investment banking firms, venture capitalists and private investors to provide us these funds, as of the date of this report we have not reached any definitive agreement with any party that has agreed to provide us with the capital necessary to continue to expand our operations to the point where we are generating profits from our operations. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2011.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level. We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three month period ended March 31, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2011, we authorized the issuance of 600,000 shares of our common stock in consideration for the waiver of a $268,000 in cash payments due Star Racing LLC for the 2011 season.

In January 2011, we issued 120,000 shares of our “restricted” common stock as part of the consideration for a secured convertible debenture in the principal amount of $500,000. As additional security, we have agreed to place 750,000 shares of our common stock into escrow with an escrow agent to be mutually agreed between us and the holder, to be released only in the event we fail to pay our obligations under the secured convertible debenture, including any rights to cure.

In February 2011, we undertooka private offering of our preferred stock whereby we offered up to 4,000,000 shares at an offering price of $0.25 per share to accredited investors.  During the three months ended March 31, 2011, we sold 2,155,000 shares and received proceeds of $538,750. As of the date of this report, we have sold an aggregate of all 4,000,000 shares and  received proceeds of $1,000,000 therefrom.

In February 2011, we issued a secured, convertible debenture to an existing shareholder in the principal amount of $500,000, which becomes due three years from the date of issuance. The debenture bears interest at 12% per annum and is payable quarterly beginning in May 2011. In addition to interest, as inducement for the maker to loan funds to us, the maker received 125,000 restricted shares of our common stock contemporaneously with the execution of the debenture. Further, we agreed to pay to the maker an annual transaction fee of $30,000 in equal installments on a quarterly basis beginning in May 2011. The balance due under the debenture is collateralized by all of our assets, including but not limited to inventory, receivables, vehicles and warehouse equipment. Lastly, we agreed to issue 750,000 shares of its common stock (the “Escrowed Shares”), in favor of the maker, to be held in escrow by a mutually agreeable party. In the event of failure to pay all or any portion of the principal and interest due under the debenture, including any and all rights to cure, the Escrowed Shares shall be released to the maker. The Escrowed Shares are not entitled to voting rights, or to receive any dividends if and when declared unless and until the Escrowed Shares are released.

We have utilized the proceeds derived from the above described issuances for advertising, increasing inventory, sales and marketing activities and working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.24	Advertising and Promotion Agreement with Indianapolis Colts

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 16, 2011.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks, Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner, Principal Financial Officer and Principal Accounting Officer