Form 10-Q
period 2011-06-30
DNA BRANDS INC
filed 2011-08-11
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2011

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of July 31, 2011 was 38,259,882 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$5,669	$74,604
Accounts receivable, net	269,748	139,819
Inventory	86,126	150,978
Advances to related party	28,345	26,493
Prepaid expenses and other current assets	191,671	46,930
Total current assets	581,559	438,824
Property and equipment, net	40,146	54,281
Total assets	$621,705	$493,105

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$479,432	$472,649
Accrued expenses	1,523,799	1,390,533
Bank loans payable, current portion	5,303	10,984
Loans payable to officers	734,651	1,077,100
Total current liabilities	2,743,185	2,951,266
Bank loans payable, net of current portion	465	3,177
Secured, convertible debentures, net of discounts	508,010	–
Total liabilities	3,251,660	2,954,443

Commitments and contingencies		–

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 4,427,000 and zero issued and outstanding, respectively	4,427	–
Common stock, $0.001 par value, 100,000,000 authorized, 38,144,279 and 35,828,980 issued and outstanding, respectively	38,144	35,829
Additional paid-in capital	16,466,288	14,461,846
Accumulated deficit	(19,138,814)	(16,959,013)
Total stockholders' deficit	(2,629,955)	(2,461,338)
Total liabilities and stockholders' deficit	$621,705	$493,105

The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Sales	$422,261	$464,489	$688,078	$774,794
Cost of goods sold	261,990	391,246	442,704	652,676
Gross margin	160,271	73,243	245,374	122,118
Operating expenses
Compensation and benefits	435,221	696,564	915,556	2,404,115
Depreciation expense	4,971	6,724	10,871	12,601
General and administrative expenses	240,013	289,440	471,570	511,064
Professional and outside services	242,663	398,119	448,131	669,532
Selling and marketing expenses	325,201	238,730	544,656	444,843
Total operating expenses	1,248,069	1,629,577	2,390,784	4,042,155
Loss from operations	(1,087,798)	1,556,334)	(2,145,410)	(3,920,037)
Other expense
Interest expense	(25,326)	(57,704)	(34,391)	(114,624)
Total other expense	(25,326)	(57,704)	(34,391)	(114,624)
Loss before income taxes	(1,113,124)	(1,614,038)	(2,179,801)	(4,034,661)
Income taxes	–	–	–	–
Net loss	$(1,113,124)	$(1,614,038)	$(2,179,801)	$(4,034,661)

Loss per share:
Basic and diluted	$(0.03)	$(0.07)	$(0.06)	$(0.20)

Weighted average number of common shares outstanding:
Basic and diluted	36,125,582	21,802,924	35,579,650	20,445,406

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR SIX MONTH PERIODS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(2,179,801)	$(4,034,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	10,871	12,601
Loss on disposal of fixed assets	3,014	–
Non-cash interest expense related to convertible
debentures	5,010	89,717
Provision for doubtful accounts	11,781	20,180
Common stock issued in exchange for services	405,534	561,938
Common stock issued as employee compensation	211,500	1,245,500
Changes in operating assets and liabilities:
Accounts receivable	(141,710)	(258,904)
Inventory	64,853	36,076
Prepaid expenses and other current assets	(144,741)	87,263
Accounts payable	6,782	63,696
Accrued expenses	133,267	186,324
Net cash used in operating activities	(1,613,640)	(1,885,238)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	250	–
Purchase of property and equipment	–	(26,106)
Net advances to related party	(1,852)	(33,947)
Net cash used in investing activities	(1,602)	(60,053)
Cash flows from financing activities:
Net (repayments on) proceeds from loans payable to officers	(342,449)	403,550
Net repayments on loans payable to related party	–	(160,479)
Net repayments on bank loans payable	(8,394)	(16,929)
Net proceeds from the issuance of secured, convertible debentures	625,000	–
Net proceeds from the issuance of convertible, preferred stock	1,106,750	–
Net proceeds from the issuance of common stock	165,400	1,096,250
Net proceeds from the exercise of common stock warrants	–	832,521
Net cash provided by financing activities	1,546,307	2,154,913
Net change in cash and cash equivalents	(68,935)	209,622
Cash and cash equivalents at beginning of period	74,604	11,392
Cash and cash equivalents at end of period	$5,669	$221,014

Supplemental disclosures:
Interest paid	$29,381	$9,711
Income taxes paid	$–	$–

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

The Company produces markets and sells a proprietary line of four carbonated blends of DNA Energy Drinks®, as well as a line of meat snacks made up of two beef jerky flavors and four flavors of beef sticks, and other related products.

Reverse Capitalization

Effective July 6, 2010, the Company executed agreements to acquire all of the remaining assets, liabilities and contractual rights of DNA Beverage, and 100% of the common stock of its subsidiary Grass Roots, in exchange for the issuance of 31,250,000 shares of the Company’s common stock. Each share of DNA Beverage held on the aforesaid record date received 0.729277794 shares of the Company’s Common Stock. This share issuance represented approximately 94.6% of the Company’s outstanding stock as of July 6, 2010.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, advances to related party, accounts payable, accrued expenses, secured convertible debentures, and loans payable. The carrying values of the financial instruments approximate their fair value due to the short-term nature of these instruments. The fair values of the loans payable and secured convertible debentures have interest rates that approximate market rates.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at December 31, 2010 and June 30, 2011.

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

During the six month period ended June 30, 2011, the Company recorded a net loss of $2,179,801 and had negative cash flows of $1,613,640 from its operating activities. At June 30, 2011, the Company had a working capital deficit of $2,161,626 and a stockholders’ deficit of $2,629,955. The Company has relied, in large part, upon debt and equity financing to fund its operations. These matters collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

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

3.             Inventory

The following table sets forth the composition of the Company’s inventory at June 30, 2011 and December 31, 2010:

	June 30, 2011	Dec. 31, 2010
	(unaudited)
Raw materials	$22,540	$25,672
Finished goods	63,586	125,306
Total inventory	$86,126	$150,978

4.             Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable at June 30, 2011 and December 31, 2010:

	June 30, 2011	Dec. 31, 2010
	(unaudited)
Accounts receivable	$284,366	$144,032
Less: Allowance for doubtful accounts	(14,618)	(4,213)
Accounts receivable, net	$269,748	$139,819

Bad debt expense for six month periods ended June 30, 2011 and 2010 was $11,781and $20,180 respectively.

5.             Prepaid Expenses and Other Current Assets

The following table sets forth the composition of the Company’s prepaid expenses and other current assets at June 30, 2011 and December 31, 2010:

	June 30, 2011	Dec. 31, 2010
	(unaudited)
Employee and other advances	$47,671	$33,930
Security deposits	10,000	10,000
Sponsorship agreements	134,000	–
Miscellaneous, other	–	3,000
Total prepaid expenses and other current assets	$191,671	$46,930

6.             Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at June 30, 2011 and December 31, 2010:

	June 30, 2011	Dec. 31, 2010
	(unaudited)
Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	82,908	91,785
Accumulated depreciation	(70,608)	(65,350)
Total property and equipment, net	$40,146	$54,281

Depreciation expense for the six month periods ended June 30, 2011 and 2010 was $10,871 and $12,601 respectively. In March 2011, the Company disposed of one of its vehicles. As a result of the transaction, the Company received cash proceeds of $250 and recorded a loss of $3,014.

7.             Accrued Expenses

The following table sets forth the composition of the Company’s accrued expenses at June 30, 2011 and December 31, 2010:

	June 30, 2011	Dec. 31, 2010
	(unaudited)
Salaries and bonuses (1)	$760,522	$750,000
Payroll taxes and penalties (2)	400,456	279,370
Professional services	262,500	290,060
Vendor agreement	71,103	71,103
Miscellaneous, other	29,218	–
Total accrued expenses	$1,523,799	$1,390,533
__________________

(1)
Due to the shortage of liquidity, the Company’s two principal executive officers have deferred cash payment of their salaries since 2008. In May 2011, these principals were issued 600,000 shares of the Company’s common stock valued at $150,000, or $0.25 per common share, against their deferrals. At June 30, 2011 and December 31, 2010, the aggregate balance of these deferrals totaled $725,000 and $750,000, respectively.

(2)
At June 30, 2011 and December 31, 2010, the Company was delinquent in payment of certain payroll taxes due of $324,679 and $225,102, respectively, and as a result of its failure to pay has accrued penalties and interest totaling $75,777 and $54,268, respectively.

8.             Bank Loans Payable

Bank loans payable are comprised of third party financing arrangements for vehicles and equipment coolers utilized for the transport and storage of the Company’s products. The original terms were five years, bearing interest rates that ranged from 9.3% to 18.6%. The following table sets forth the composition of the Company’s bank loans payable at June 30, 2011 and December 31, 2010:

	June 30, 2011	Dec. 31, 2010
	(unaudited)
Bank loans payable	$5,768	$14,161
Less: Current portion of bank loans payable	(5,303)	(10,984)
Long term portion of bank loans payable	$465	$3,177

9.           Secured, convertible debentures, net of discount

A summary of the issuances of all convertible notes during the three and six month periods ended June 30, 2011 and year ended December 31, 2010 are as follows:

Issue Date	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares
02/18/2011	12%	$500,000	02/18/2014	1.333
06/15/2011	12%	125,000	06/30/2014	1.200
Total		$625,000

The following table sets forth the composition of the Company’s secured, convertible debentures at June 30, 2011 and December 31, 2010:

	June 30, 2011	Dec. 31, 2010
	(unaudited)
Convertible debentures-face value	$625,000	$–
Loan discount	(116,990)	–
Net convertible notes	$508,010	$–

In February 2011, the Company issued a convertible debenture to an existing shareholder in the amount of $500,000. The debenture carries an annual transaction fee of $30,000 and bears interest at 12% per annum, both of which are payable in quarterly installments commencing in May 2011. These costs are recorded as interest expense in the Company's financial statements. Additionally, the debenture required the Company to issue 125,000 restricted shares of its common stock to the holder upon execution. The common shares were valued at $31,250, their fair market value, and recorded as discount to the debenture. These costs will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

In June 2011, the Company issued a convertible debenture to an existing shareholder in the amount of $125,000. The debenture bears interest at 12% per annum, which is payable in the Company’s common stock at the time of maturity. These costs are recorded as interest expense in the Company's financial statements. Additionally, the debenture is convertible at any time prior to maturity into 150,000 shares. This conversion feature was valued at $90,750 using Black-Sholes methodology as discount to the debenture. These costs will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

   The calculated value of the conversion feature that resulted in the above discount was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the period ended June 30, 2011.

2011

Expected dividend yield (1)	0%
Risk-free interest rate (2)	1.67%
Expected volatility (3)	91.69%
Expected life (in years) (4)	3.0

The Company has no history or expectation of paying cash dividends on its common stock.

(1)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant
(2)	The volatility of the Company stock is based on three similar publicly traded companies.
(3)	The Company used the average volatility rate of the three companies.
(4)	The expected life represents the due date of the note

At December 31, 2010, the Company had no secured, convertible debentures outstanding. No convertible debentures were issued in 2010.

10.           Loans payable to officers

The following table sets forth the composition of the Company’s loans payable to officers at June 30, 2011 and December 31, 2010:

	June 30, 2011	Dec. 31, 2010
	(unaudited)
Loans payable to officers	$734,651	$1,077,100
	$734,651	$1,077,100

Since the inception of the Company, its principal executive officers have loaned the Company significant amounts of operating capital on an interest free basis and without formal repayment terms.

11.           Related Party Transactions and Balances

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

At June 30, 2011, aggregate non-interest bearing advances made to RSS were $28,345. For the six month periods ended June 30, 2011 and 2010, the Company recorded $21,448 and $100,221, respectively, in expenses from activity associated with RSS. These expenses were comprised primarily of employee compensation and administrative charge backs.

At December 31, 2010, aggregate non-interest bearing advances made to RSS were $26,493.

In the event the Company discontinued using RSS as a provider of these brokerage services, it would not have a material impact on the Company’s financial condition or operations.

12.           Equity

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

At June 30, 2011 and December 31, 2010, common stock issued and outstanding totaled 38,144,279 and 35,828,980, respectively. At June 30, 2011 and December 31, 2010, preferred stock issued and outstanding totaled 4,427,000 and zero, respectively.

The approximate number of shares of common stock issued and their respective values for the six month period ended June 30, 2011 as follows:

	Shares Issued	Value of Issuances
• Common stock issued in exchange for services	998,299	$405,534
• Common stock issued in connection with private offerings to accredited investors	362,000	165,400
c Common stock issued as employee compensation	830,000	211,500
• Common stock issued in connection with the issuance of convertible debentures	125,000	31,250
Total	2,315,299	$813,684

In addition to the table above, the Company issued 4,427,000 shares of its $0.25 Convertible Preferred Stock during the six month period ended June 30, 2011 in connection with a private offering to accredited investors. The Company received $1,106,750 from the preferred stock offering. In July 2011, these preferred shares were converted to 4,427,000 common shares.

Since 2007, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt.

The value of any common stock options and warrants issued during the three and six month periods ended June 30, 2011 and 2010 was determined using the following Black-Scholes methodology:

	2011	2010
Expected dividend yield (1)	0.0%	0.00%
Risk-free interest rate (2)	1.67%	1.55%
Expected volatility (3)	91.69%	135.14%
Expected life (in years)	5.00	5.00
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on three similar publicly traded companies.

Common stock warrants immediately vest upon issuance and are exercisable for a period five years thereafter. The following table reflects the amount of common stock warrants outstanding and exercisable for the period ended June 30, 2011.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2010	3,252,679	$1.62	3.04
Warrants issued	–	–	–
Warrants exercise	–	–	–
Balance, June 30, 2011	3,252,679	$1.62	2.54	(1)
 __________________

(1)	The remaining contractual life of the warrants outstanding as of June 30, 2011 ranges from 1.58 to 3.50 years.

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of June 30, 2011, the Company had not granted any options pursuant to either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

As of June 30, 2011, the Company had issued stock options to three of its employees. These stock options have not been adopted under either of the April 2011 plans described above. No stock options or warrants were issued during the six month period ended June 30, 2011

13.           Income Taxes

As of June 30, 2011, the Company has available approximately $3,870,099 of operating loss carryforwards before applying the provision of IRC Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses expire beginning in the year 2022. As of June 30, 2011 and December 31, 2010, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carryforwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

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

14.           Subsequent Events

On July 21, 2011 the Company’s Board of Directors authorized the Company to issue up to $1,000,000 of 12% Secured Convertible Debentures to be utilized by the Company solely for the purposes of funding its raw materials and  inventory purchases through the use of an escrow agent. The minimum subscription price is $25,000. On July 26, 2011 the Company received $100,000 in funding under this arrangement  The Company has evaluated for subsequent events between the balance sheet date of June 30, 2011 and the date the its financial statements were issued and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

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

Effective July 6, 2010, we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation of Boca Raton, Florida (“DNA Beverage”), and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of our common stock. As part of the terms of these transactions, our former President agreed to voluntarily redeem 19,274,400 common shares back to us. Additionally, our officers and directors resigned their positions with us and were replaced by the former management team of DNA Beverage. Mr. Darren Marks became a director and our President and CEO, and Mr. Melvin Leiner became a director and our Executive Vice President, Secretary and COO/CFO. The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance. Each DNA Beverage shareholder received 0.729277764 shares of our Common Stock for every one share of DNA Beverage they owned.

As a result of this transaction we changed our name to DNA Brands, Inc. Our principal offices are located at 506 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826 and our website is www.dnabrandsusa.com.

Results Of Operations

Comparison of Results of Operations for the three and six month periods ended June 30, 2011 and 2010

Revenue

 Revenue for the three and six month periods ended June 30, 2011 was $422,261 and $688,078, respectively, as compared to $464,489 and $774,794, respectively, during the corresponding periods of the prior year. Our revenue for the three and six months ended June 30, 2011 decreased 9.1% and 11.2%, respectively, as compared to the corresponding periods in the prior year. This decrease is primarily attributable to a changing customer base during our growth phase where we are continually testing our products through a variety of channels. For the first half of 2011, there were a number of new customers who we weren’t selling to during the first half of 2010. However, the revenue from these new customers in 2011 did not offset the loss of revenue from customers from the same period in 2010 who tested the product and did not re-order, or, who we chose not to continue doing business with in 2011. We believe this a normal process for the introduction of a new product and can provide no assurances that we will not have sales fluctuation from quarter to quarter while we continue to introduce our product into various retail markets and distribution channels.

While no assurance can be provided, we expect that our ongoing sales and marketing efforts, combined with our increasing brand recognition and the awards we have received for the quality of our products will generate incremental revenue for us by the end of 2011. However, our ability to achieve increased revenue is dependent upon our success in raising additional capital. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts. See “Liquidity and Capital Resources” below.

Gross margin

We calculate gross margin by subtracting cost of goods sold from revenue. Gross margin percentage is calculated by dividing the gross margin by revenue. Our gross margin for the three and six month periods ended June 30, 2011 was $160,271 and $245,374, respectively. Our gross margin for the three and six month periods ended June 30, 2010 was $73,243 and $122,118, respectively. For the three months ended June 30, 2011, our gross margin percentage increased from 15.8% to 38.0%. For the six months ended June 30, 2011, our gross margin percentage increased from 15.8% to 35.6%. The primary reason for the increase in gross margin percentage in both the three and six month periods is due to the reclassification of sample expense to general and administrative expense (G&A) expense in 2011. Approximately $81,000 was charged to SG&A expense for the six month period ended June 30, 2011. The amount of sample expense charged to cost of sales and used to determine gross margin in 2010 is indeterminable because it was not tracked by the us.

Also the increase is due to the varying price structures that we have tested during 2010 and 2011 in various markets. Since we are in our growth phase a small number of sales and transactions can impact our gross margin percentage either up or down. We do not believe that the gross margin percentages for the three and six month periods in 2011 and 2010 are necessarily indicative of future results when applied to larger sales volumes.

Compensation and benefits

Compensation and benefits for the three and six month periods ended June 30, 2011 was $435,221 and $915,556, respectively, as compared to $696,564 and $2,404,556 during the corresponding periods of the prior year. The decrease in compensation and benefits of $261,343 and $1,488,559 for the three and six month periods ended June 30, 2011, respectively, compared to the same periods respectively in the prior years is primarily attributable to a significant reduction in the number of employees and the issuance of common stock to employees as compensation in the first three months of 2010. Stock grants to employees vest immediately and are recorded at their fair market value on the date that our Board of Directors approves such grants. On January 11, 2010, we granted five key employees an aggregate of 1,932,586 shares of our common stock. We valued these shares at their quoted market values upon authorization and recorded an expense of $1,245,500 during the three month period ended March 31, 2010.  Due to our limited liquidity, we have incentivized key employees earning a small base salary with significant stock grants and expect to do so in the future.

Our two executive officers have deferred cash payment of their salaries since 2008.  For both the three and six month periods ended June 30, 2011 and 2010, we recorded $62,500 in compensation expense related to these deferrals. In May 2011, these principals were issued 600,000 shares of our common stock valued at $150,000, or $0.25 per common share, against their deferrals included.  At June 30, 2011, the aggregate value of these salary deferrals totaled $725,000 and was included in Accrued Liabilities on our consolidated Balance Sheet as of June 30, 2011.

General and administrative

General and administrative expenses (“G&A”) for the three and six month periods ended June 30, 2011 were 240,013 and $471,570, respectively, as compared to $289,440 and $511,064 during the corresponding periods of the prior year. G&A expense for the six month period ended June 30, 2011 included approximately $81,000 in sample expense compared to zero for the same six month period in 2010. Excluding sample expense from the 2011 total, G&A on a comparative basis has declined approximately $120,000 for the six month period ended June 30, 2011 compared to the same period in 2010. The company did not track sample expense in 2010. This decrease is primarily attributable to  G&A is primarily comprised of the rent associated with our facilities, cost of utilities, insurance premiums, travel and entertainment, sample expense and other miscellaneous expenses.

Professional and outside services

Professional and outside services for the three and six month periods ended June 30, 2011 was $242,663 and $448,131, respectively, as compared to 398,119 and $669,532 during the corresponding periods of the prior year. Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services. The decrease in professional and outside services is primarily attributable to approximately $200,000 in additional investor relation expense in May 2010 in the form of a stock grant of 250,000 shares compared no issuances for investor relations expense in 2011.

Selling and marketing expenses

Selling and marketing expenses for the three and six month periods ended June 30, 2011 were $325,201 and $544,656, respectively, as compared to $238,730 and $444,843 during the corresponding periods of the prior year. The increase in selling and marketing expenses in both the three and six month periods ended June 30, 2011 compared to the same period in 2010  is primarily attributable to our continued marketing and promotional efforts. We continue to increase the number of our distribution chains; allowing us to utilize a greater number of vehicles to expand our sales territories. Additionally, we continue to upgrade our sponsorship agreements to include higher profile athletes in an effort to establish a larger national presence. There can be no assurances that these expenditures will enable us to increase revenue.

Interest expense

Interest expense for the three and six month periods ended June 30, 2011 was $25,326 and $34,391, respectively, as compared to $57,704 and $114,624 during the corresponding periods of the prior year. The decrease in interest expense of $47,855, or 84.1%, is primarily attributable to the amortization of loan discounts related to convertible debentures during the prior year period.

In February 2011, we issued 125,000 shares of our common stock in connection with the issuance of a $500,000 secured, convertible debenture. These restricted shares were valued at their fair market value and recorded as a discount to the stated value of the debenture. The discount is being amortized using the effective interest rate method over the term of the debenture

In June 2011, we issued a convertible debenture for $125,000 convertible to 150,000 shares of our common stock.  We recorded as a discount of $90,750 related to the conversion feature of this debenture. The discount is being amortized using the effective interest rate method over the three year term of this debenture.

During the six month ended June 30, 2011, we recorded $5,010 in non-cash interest expense relative the loan discounts on both notes.

Net loss

For the three month period ended June 30, 2011, we incurred a net loss of $1,113,124 or $0.03 per basic and fully diluted share, as compared to a net loss of $1,614,038, or $0.07 per basic and fully diluted share during the corresponding period of the prior year. For the six month period ended June 30, 2011, we incurred a net loss of $2,179,801, or $0.06 per basic and fully diluted share, as compared to a net loss of $4,034,661, or $0.20 per basic and fully diluted share during the corresponding period of the prior year. Since our inception, we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

The weighted average number of basic and fully diluted shares outstanding for the three and six month periods ended June 30, 2011 was 36,121,582 and 35,579,650, respectively, as compared to 21,802,924 and 20,445,406 shares for the corresponding periods of the prior year. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At June 30, 2011, we had $5,669 in cash and cash equivalents.

During the six month period ended June 30, 2011, we recorded a net loss of $2,179,801 and had negative cash flows of $1,613,640 from our operating activities. At June 30, 2011, we had a working capital deficit of $2,161,626 and a stockholders’ deficit of $2,629,955. We have relied, in large part, upon debt and equity financing to fund our operations. These matters collectively raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations was $1,613,640 for the six month period ended June 30, 2011, as compared to $1,885,238 during the corresponding period of the prior year. The improvement in net cash used in operating activities of $271,598 is primarily due to the improvement in our consolidated results of operations over the prior year period.  We recorded a net loss of $2,126,302 during the six month period ended June 30, 2011, as compared to $4,034,661 in the corresponding period of the prior year. After excluding our non-cash expenses, we realized a net cash benefit of $472,987 from our consolidated results over the prior year period. This is offset by the net cash used from the aggregate change in our operating assets and liabilities of $196,004 when compared to the prior year period.

Net cash used in investing activities was $1,602 for the six month period ended June 30, 2011, as compared to net cash used of $60,053 during the corresponding period of the prior year. The positive change in net cash used in investing activities of $58,451 over the prior year period is due to a decrease of $32,095 in advances made to Royal Strategies and Solutions, Inc., a related party, and a decrease in the purchase of capital assets of $26,106 when compared to the prior year period.

Net cash provided by financing activities was $1,546,307 for the six month period ended June 30, 2011, as compared to $2,154,913 during the corresponding period of the prior year. The decrease in net cash provided by financing activities of $608,606 from the prior year period is primarily due to the repayment of loans to officers. During the six month period ended June 30, 2011, we made net loan repayments of $342,449 to our officers, as compared to receiving net proceeds of 403,550 during the corresponding period of the prior year. We received proceeds from the issuance new capital, as described below, aggregating $1,897,150 during the six months ended June 30, 2011, as compared to $1,928,771 in the prior year period.

In July 2010, we undertook a private offering of our common stock whereby we offered up to 3,000,000 shares at an offering price of $0.50 per share to “accredited investors” as that term is defined under the Securities Act of 1933, as amended. During the six month period ended June 30, 2011, we sold 50,000 shares and received proceeds of $25,000 therefrom. As of the date of this report, we have sold an aggregate of 2,060,000 shares and have received proceeds of $1,030,000 therefrom. This offering was closed to investors in the first quarter of 2011.

In the first quarter 2011, a number of our employees agreed to defer a portion of their cash compensation to assist us in improving our liquidity position. In return, we issued 190,000 shares of our common stock; and, additionally to provide a means for paying consultants and service providers. As of June 30, 2011 there was $47,500 in accrued payroll related to this arrangement.

In February 2011, we undertook a private offering of our preferred stock whereby we offered up to 4,000,000 shares at an offering price of $0.25 per share to accredited investors.  During the three months ended June 30, 2011, we sold 2,272,000 shares and received proceeds of $568,000. As of the date of this report, we have sold an aggregate of 4,427,000 (including an over-allotment of 427,000 shares) and have received proceeds of $1,106,750 therefrom.

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

In May 2011, we are undertaking a private offering of our common stock whereby we are offering up to 13,333,333 shares at an offering price of $0.45 per share, or $6,000,000, to accredited investors. During the three months ended June 30, 2011, we sold 312,000 shares and received proceeds of $140,400. As of the date of this report, we have sold an aggregate of 780,000 shares and have received proceeds of $351,000 therefrom.

In June 2011, we issued a convertible debenture to an existing shareholder in the amount of $125,000. The debenture bears interest at 12% per annum, which is payable with common stock at the time of maturity. These costs are recorded as interest expense in our financial statements. Additionally, the debenture is convertible at any time prior to maturity into 150,000 shares. This conversion feature was valued at $90,750 using Black-Scholes methodology and recorded as a discount to the debenture. These costs will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in our financial statements.

In July 2011, we began a method of obtaining funding to purchase inventory by issuing secured convertible notes. If successful we expect to raise $1,000,000 using this financing technique which requires segragating money in an escrow account. To date we have raised $100,000 using ths financing technique. There can be no assurances we will be successful raising additional funding using this method.

We are working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements; and allocating sufficient resources to continue with advertising and marketing efforts. Based upon our current operating activity, we believe will require a minimum of approximately $3.0 million in new funding to execute our business plan during the next year.  There can be no assurances that if we can secure these funds we will be able to generate a sufficient level of revenue to sustain our ongoing cash flow requirements.

We intend to continue to raise funds through private placements of our common stock, debt offerings and through short-term borrowings. While we have engaged in discussions with various investment banking firms, venture capitalists and private investors to provide us these funds, as of the date of this report we have not reached any definitive agreement with any party that has agreed to provide us with the capital necessary to continue to expand our operations to the point where we are generating profits from our operations. Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended June 30, 2011.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level. We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three and six month periods ended June 30, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2011, we issued 120,000 shares of our common stock as part of the consideration for a secured convertible debenture in the principal amount of $500,000. As additional security, we have agreed to place 750,000 shares of our common stock into escrow with an escrow agent to be mutually agreed between us and the holder, to be released only in the event we fail to pay our obligations under the secured convertible debenture, including any rights to cure.

In February 2011, we undertook a private offering of our preferred stock whereby we offered up to 4,000,000 shares at an offering price of $0.25 per share to accredited investors.  As of the date of this report, we sold 4, 427,000 shares and received proceeds of $1,106,750 therefrom.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2011.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks, Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner, Principal Financial Officer and Principal Accounting Officer