Form 10-Q
period 2011-09-30
DNA BRANDS INC
filed 2011-11-14
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 4, 2011 was 44,282,872 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☑

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$4,307	$74,604
Accounts receivable, net	431,232	139,819
Inventory	274,390	150,978
Advances to related party	38,706	26,493
Prepaid expenses and other current assets	206,943	46,930
Total current assets	955,578	438,824
Property and equipment, net	36,129	54,281
Total assets	$991,707	$493,105

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$644,762	$472,649
Accrued expenses	1,224,609	1,390,533
Bank loans payable, current portion	4,488	10,984
Loans payable to officers	982,788	1,077,100
Total current liabilities	2,856,647	2,951,266
Bank loans payable, net of current portion	–	3,177
Secured, convertible debentures, net of discounts	532,689	–
Total liabilities	3,389,336	2,954,443

Commitments and contingencies	–	–

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, zero issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 authorized, 44,464,950 and 35,828,980 issued and outstanding, respectively	44,465	35,829
Additional paid-in capital	17,567,960	14,461,846
Accumulated deficit	(20,010,054)	(16,959,013)
Total stockholders' deficit	(2,397,629)	(2,461,338)
Total liabilities and stockholders' deficit	$991,707	$493,105

The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Sales	$467,337	$165,151	$1,155,415	$939,945
Cost of goods sold	251,637	90,549	694,341	743,225
Gross margin	215,700	74,602	461,074	196,720
Operating expenses
Compensation and benefits	409,329	578,523	1,324,885	2,981,668
Depreciation expense	4,016	6,797	14,887	19,398
General and administrative expenses	259,717	260,585	731,287	766,520
Professional and outside services	97,944	1,210,393	546,125	1,879,925
Selling and marketing expenses	263,320	188,576	807,976	639,518
Total operating expenses	1,034,376	2,244,874	3,425,160	6,287,029
Loss from operations	(818,676)	(2,170,272)	(2,964,086)	(6,090,309)
Other income (expense)
Interest expense	(52,564)	(567)	(86,955)	(115,191)
Total other expense	(52,564)	(567)	(86,955)	(115,191)
Loss before income taxes	(871,240)	(2,170,839)	(3,051,041)	(6,205,500)
Income taxes	–	–	–	–
Net loss	$(871,240)	$(2,170,839)	$(3,051,041)	$(6,205,500)

Loss per share:
Basic and diluted	$(0.02)	$(0.07)	$(0.08)	$(0.25)

Weighted average number of common shares outstanding:
Basic and diluted	38,377,193	32,451,006	36,522,413	24,473,321

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
Cash flows from operating activities:
Net loss	$(3,051,041)	$(6,205,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,887	19,398
Loss on disposal of fixed assets	3,014	–
Non-cash interest expense related to convertible
debentures	29,690	89,717
Provision for doubtful accounts	7,723	49,578
Common stock issued in exchange for services	720,475	1,404,413
Common stock issued as employee compensation	391,500	1,245,500
Share based compensation expense related to employee stock option grants	–	105,032
Changes in operating assets and liabilities:
Accounts receivable	(299,136)	(177,196)
Inventory	(123,411)	(21,815)
Prepaid expenses and other current assets	(160,013)	95,758
Accounts payable	172,113	583,574
Accrued expenses	(165,924)	390,461
Net cash used in operating activities	(2,460,123)	(2,421,080)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	250	–
Purchase of property and equipment	–	(26,106)
Net advances to related party	(12,213)	(47,587)
Net cash used in investing activities	(11,963)	(73,693)
Cash flows from financing activities:
Net (repayments on) proceeds from loans payable to officers	(94,312)	681,750
Net repayments on loans payable to related party	–	(160,479)
Net repayments on bank loans payable	(9,674)	(20,393)
Net proceeds from the issuance of secured, convertible debentures	900,000	–
Net proceeds from the issuance of convertible, preferred stock	1,106,750	–
Net proceeds from the issuance of common stock	499,025	1,179,521
Net proceeds from the exercise of common stock warrants	–	832,521
Net cash provided by financing activities	2,401,789	2,512,920
Net change in cash and cash equivalents	(70,297)	18,147
Cash and cash equivalents at beginning of period	74,604	11,392
Cash and cash equivalents at end of period	$4,307	$29,539

Supplemental disclosures:
Interest paid	$57,265	$17,520
Income taxes paid	$–	$–

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with conversion of loans payable to officers	$–	$1,643,828
Common stock issued in connection with conversion of convertible, subordinated debentures	$–	$529,000

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

Currently the Company's products are sold in New York, Florida, Texas, Georgia, California, Ohio, Wisconsin; and on a limited basis in the Caribbean and Europe.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at December 31, 2010 and September 30, 2011.

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

Stock-Based Compensation

The Company applies ASC 718, Compensation – Stock Compensation, to stock-based compensation awards. ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors. The Company records common stock issued for services or for liability extinguishments at the closing market price for the date in which obligation for payment of services is incurred.

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

During the nine month period ended September 30, 2011, the Company recorded a net loss of $3,051,041 and had negative cash flows of $2,460,123 from its operating activities. At September 30, 2011, the Company had a working capital deficit of $1,901,069 and a stockholders’ deficit of $2,397,629. The Company has relied, in large part, upon debt and equity financing to fund its operations. These matters collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

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

3.             Inventory

The following table sets forth the composition of the Company’s inventory at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(unaudited)
Raw materials	$146,547	$25,672
Finished goods	127,843	125,306
Total inventory	$274,390	$150,978

4.             Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(unaudited)
Accounts receivable	$434,285	$144,032
Less: Allowance for doubtful accounts	(3,053)	(4,213)
Accounts receivable, net	$431,232	$139,819

Bad debt expense for nine month periods ended September 30, 2011 and 2010 was $7,723 and $49,578 respectively.

5.             Prepaid Expenses and Other Current Assets

The following table sets forth the composition of the Company’s prepaid expenses and other current assets at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(unaudited)
Employee and other advances	$43,318	$33,930
Professional and other services	86,625	–
Security deposits	10,000	10,000
Sponsorship agreements	67,000	–
Miscellaneous, other	–	3,000
Total prepaid expenses and other current assets	$206,943	$46,930

6.             Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(unaudited)
Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	82,908	91,785
Accumulated depreciation	(74,625)	(65,350)
Total property and equipment, net	$36,129	$54,281

Depreciation expense for the nine month periods ended September 30, 2011 and 2010 was $14,887 and $19,398 respectively. In March 2011, the Company disposed of one of its vehicles. As a result of the transaction, the Company received cash proceeds of $250 and recorded a loss of $3,014.

7.             Accrued Expenses

The following table sets forth the composition of the Company’s accrued expenses at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(unaudited)
Salaries and bonuses (1)	$637,071	$750,000
Payroll taxes and penalties (2)	498,503	279,370
Professional services (3)	17,900	290,060
Vendor agreement	71,103	71,103
Miscellaneous, other	32	–
Total accrued expenses	$1,224,609	$1,390,533
__________________

(1)
Due to the shortage of liquidity, the Company’s two principal executive officers have deferred cash payment of their salaries since 2008. In May 2011, these principals were issued 600,000 shares of the Company’s common stock valued at $150,000, or $0.25 per common share, against their deferrals. In August 2011, these principals were issued 400,000 shares of the Company’s common stock valued at $180,000, or $0.45 per common share, against their deferrals. At September 30, 2011 and December 31, 2010, the aggregate balance of these deferrals totaled $607,500 and $750,000, respectively.

(2)
At September 30, 2011 and December 31, 2010, the Company was delinquent in payment of certain payroll taxes due of $403,020 and $225,102, respectively, and as a result of its failure to pay has accrued penalties and interest totaling $95,483 and $54,268, respectively.

(3)
At December 31, 2010, the Company maintained a reserve for legal settlements totaling $250,000 related to two lawsuits. These matters were resolved amicably.  As a result, the Company reversed the legal reserve in September 2011; recognizing the benefit in other income (expense) on its Consolidated Statements of Operations.

8.             Bank Loans Payable

Bank loans payable are comprised of third party financing arrangements for vehicles and equipment coolers utilized for the transport and storage of the Company’s products. The original terms were five years, bearing interest rates that ranged from 9.3% to 26.4%. The following table sets forth the composition of the Company’s bank loans payable at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(unaudited)
Bank loans payable	$4,488	$14,161
Less: Current portion of bank loans payable	(4,488)	(10,984)
Long term portion of bank loans payable	$–	$3,177

9.           Secured, convertible debentures, net of discount

A summary of the issuances of all convertible notes during the three and nine month periods ended September 30, 2011 and year ended December 31, 2010 are as follows:

Issue Date	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares
02/18/2011	12%	$500,000	02/18/2014	$1.33
06/15/2011	12%	125,000	06/30/2014	1.20
07/18/2011	12%	25,000	07/31/2015	1.43	(1)
07/28/2011	12%	100,000	07/31/2015	1.43	(1)
08/03/2011	12%	100,000	07/31/2015	1.43	(1)
08/26/2011	12%	50,000	07/31/2015	1.43	(1)
Total		$900,000
__________________

(1)
The Company has determined the conversion ratio as of September 30, 2011. These debentures are convertible at a conversion price equal to 80% of the average share price of the Company’s common stock for the ten previous trading days prior to conversion. As a result, the conversion ratio may fluctuate from period to period.

The following table sets forth the composition of the Company’s secured, convertible debentures at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(unaudited)
Convertible debentures-face value	$900,000	$–
Discount	(367,311)	–
Net convertible notes	$532,689	$–

In February 2011, the Company issued a convertible debenture to an existing shareholder in the amount of $500,000. The debenture bears interest at 12% per annum and carries an annual transaction fee of $30,000, of which both are payable in quarterly installments commencing in May 2011. These costs are recorded as interest expense in the Company's financial statements. In addition, as further inducement for loaning the Company funds, the Company issued 125,000 restricted shares of its common stock to the holder upon execution. The common shares were valued at $31,250, their fair market value, and recorded as discount to the debenture. These costs will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

In June 2011, the Company issued a convertible debenture to an existing shareholder in the amount of $125,000. The debenture bears interest at 12% per annum, which is payable in the Company’s common stock at the time of maturity. The debenture is convertible at any time prior to maturity into 150,000 shares of the Company’s common stock. This beneficial conversion feature was valued at $90,750, using Black-Sholes methodology, and recorded as a discount to the debenture. These costs will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

In July and August 2011, the Company issued a series of secured convertible debentures to accredited investors aggregating $275,000 in gross proceeds. All proceeds from these debentures are to be utilized solely for the purpose of funding raw materials and inventory purchases through the use of an escrow agent. The debentures bear interest at 12% per annum, payable in monthly installments. The debentures are convertible at any time prior to maturity at a conversion price equal to 80% of the average share price of the Company’s common stock for the 10 previous trading days prior to conversion, but not less than $0.70. In addition, as further inducement for loaning the Company funds, the Company issued the lenders 68,750 restricted shares of its common stock and 137,500 common stock warrants exercisable at $1.25 per share.

As a result, the Company had to allocate fair market value to each the beneficial conversion feature, restricted shares and warrants. The common shares were valued at $30,938, their fair market value. The Company determined the fair market value of the warrants as $94,255 using the Black-Scholes valuation model. Since the combined fair market value allocated to the warrants and beneficial conversion feature cannot exceed the convertible debenture amount, the beneficial conversion feature was valued at $149,807, the ceiling of its intrinsic value. These costs will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

The calculated value of the conversion feature that resulted in the above discount was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the period ended September 30, 2011.

2011

Expected dividend yield (1)	0.00%
Risk-free interest rate (2)	1.67% - 2.01%
Expected volatility (3)	91.69% - 121.98%
Expected life (in years) (4)	3.0 - 4.0
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of three similar publicly traded companies.
(4)	The expected life represents the due date of the note.

At December 31, 2010, the Company had no secured, convertible debentures outstanding. No convertible debentures were issued in 2010.

10.           Loans payable to officers

The following table sets forth the composition of the Company’s loans payable to officers at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(unaudited)
Loans payable to officers	$982,788	$1,077,100
	$982,788	$1,077,100

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

At September 30, 2011, aggregate non-interest bearing advances made to RSS were $38,706. For the nine month periods ended September 30, 2011 and 2010, the Company recorded $27,638 and $210,721, respectively, in expenses from activity associated with RSS. These expenses were comprised primarily of employee compensation and administrative charge backs.

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

At September 30, 2011 and December 31, 2010, common stock issued and outstanding totaled 44,464,950 and 35,828,980, respectively. At September 30, 2011 and December 31, 2010, there was no preferred stock issued and outstanding.

The approximate number of shares of common stock issued and their respective values for the nine month period ended September 30, 2011 as follows:

	Shares Issued	Value of Issuances
Common stock issued in exchange for services	1,681,833	$527,724
Common stock issued in connection with private offerings to accredited investors	1,103,387	438,569
Common stock issued as employee compensation	1,230,000	391,500
Common stock issued in connection with the issuance of convertible debentures	193,750	62,188
Total	4,208,970	$1,419,981

In addition to the table above, the Company issued 4,427,000 shares of its $0.25 Convertible Preferred Stock during the nine month period ended September 30, 2011 in connection with a private offering to accredited investors. The Company received $1,106,750 from the preferred stock offering. In July 2011, these preferred shares were authorized to be converted to 4,427,000 common shares.

Since 2007, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt.

The value of any common stock options and warrants issued during the three and nine month periods ended September 30, 2011 and 2010 was determined using the following Black-Scholes methodology:

	2011	2010
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	1.67% - 1.75%	1.55%
Expected volatility (3)	91.69% - 109.31%	147.7%
Expected life (in years)	5.0	5.0
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of three similar publicly traded companies.

Common stock warrants immediately vest upon issuance and are exercisable for a period five years thereafter. The following table reflects the amount of common stock warrants outstanding and exercisable for the period ended September 30, 2011.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2010	3,252,679	$1.62	3.04
Warrants issued	653,192	$1.25	4.86
Warrants exercised	–	–	–
Balance, September 30, 2011	3,905,871	$$1.56	2.72	(1)
 __________________

(1)	The remaining contractual life of the warrants outstanding as of September 30, 2011 ranges from 1.33 to 4.87 years.

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of September 30, 2011, the Company had not granted any options pursuant to either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

As of September 30, 2011, the Company had issued stock options to three of its employees. These stock options have not been adopted under either of the April 2011 plans described above. No stock options or warrants were issued during the nine month period ended September 30, 2011

13.           Income Taxes

As of September 30, 2011, the Company has available approximately $4,183,899 of operating loss carryforwards before applying the provision of IRC Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses will begin to expire in the year 2022. As of September 30, 2011 and December 31, 2010, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carryforwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

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

14.           Subsequent Events

The Company has evaluated for subsequent events between the balance sheet date of September 30, 2011 and the date the its financial statements were issued and concluded that events or transactions occurring during that period requiring recognition or disclosure have been made.

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

Effective July 6, 2010, we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation of Boca Raton, Florida (“DNA Beverage”), and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of our common stock. As part of the terms of these transactions, our former President agreed to voluntarily redeem 19,274,400 common shares back to us. Additionally, our officers and directors resigned their positions with us and were replaced by the former management team of DNA Beverage. Mr. Darren Marks became a director, our President and CEO, and Mr. Melvin Leiner became a director, our Executive Vice President, Secretary and COO/CFO. The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance. Each DNA Beverage shareholder received 0.729277764 shares of our Common Stock for every one share of DNA Beverage they owned.

As a result of this transaction we changed our name to DNA Brands, Inc. Our principal offices are located at 506 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826 and our website is www.dnabrandsusa.com.

Results Of Operations

Comparison of Results of Operations for the three and nine month periods ended September 30, 2011 and 2010

Revenue

 Revenue for the three and nine month periods ended September 30, 2011 was $467,337 and $1,155,415, respectively, as compared to $165,151 and $939,945, respectively, during the corresponding periods of the prior year. Our revenue for the three and nine months ended September 30, 2011 increased 183.0% and 22.9%, respectively, as compared to the corresponding periods in the prior year. This increase is primarily attributable to a changing customer base during our growth phase where we are continually testing our products through a variety of channels. We can provide no assurances that we will not have sales fluctuations from quarter to quarter while we continue to introduce our product into various retail markets and distribution channels.

 We expect that our ongoing sales and marketing efforts, combined with our increasing brand recognition and the awards we have received for the quality of our products will continue to generate incremental revenues for us. However, our ability to achieve increased revenue is dependent upon our success in raising additional capital. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts, or that these efforts will generate increased revenues (see “Liquidity and Capital Resources” below).

Gross margin

We calculate gross margin by subtracting cost of goods sold from revenue. Gross margin percentage is calculated by dividing the gross margin by revenue. Our gross margin for the three and nine month periods ended September 30, 2011 was $215,700 and $461,074, respectively. Our gross margin for the three and nine month periods ended September 30, 2010 was $74,602 and $196,720, respectively. For the three months ended September 30, 2011, our gross margin percentage increased from 45.2% to 46.2%. For the nine months ended September 30, 2011, our gross margin percentage increased from 20.9% to 39.9%. The primary reasons for the increase in gross margin for the three and nine month periods ended September 30, 2011 over the prior year periods is due to a change in the sales mix of our business and the recording of sampling expenses as a component of selling and marketing in 2011.

During the three and nine month periods ended September 30, 2011, we sold a higher percentage of beverage products than meat snacks when compared to the same periods in the prior year. Our beverage products yield a higher gross margin than our meat snacks. In addition, we recorded $14,188 and $96,366, respectively, in sampling expenses as a component of selling and marketing in the three and nine month periods ended September 30, 2011. For the prior year periods, the cost of sampling was included as a component of cost of goods sold; negatively impacting our gross margin. The amount of sample expense realized in 2010 is indeterminable as we did not previously track such expenditures.

Since we are in a growth phase and continue to test varying price structures, a small number of sales and transactions can impact our gross margin percentage either positively or negatively. We do not believe that the gross margin percentages for the three and nine month periods ended September 30, 2011 and 2010 are necessarily indicative of future results if applied to larger sales volumes.

Compensation and benefits

Compensation and benefits for the three and nine month periods ended September 30, 2011 was $409,329 and $1,324,885, respectively, as compared to $578,523 and $2,981,668 during the corresponding periods of the prior year. The decrease in compensation and benefits of $169,194 and $1,656,783 for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods respectively in the prior years is primarily attributable to a significant reduction in the number of employees and the issuance of common stock to employees as compensation in the first three months of 2010.

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

Our two executive officers have deferred cash payment of their salaries since 2008. For both the three and nine month periods ended September 30, 2011 and 2010, we recorded $62,500 in compensation expense related to these deferrals. In May 2011, these principals were issued 600,000 shares of our common stock valued at $150,000, or $0.25 per common share, against their deferrals included. In August 2011, these principals were issued an additional 400,000 shares of the Company’s common stock valued at $180,000, or $0.45 per common share, against their deferrals. At September 30, 2011, the aggregate value of these salary deferrals totaled $607,500 and was included in Accrued Liabilities on our consolidated Balance Sheet as of September 30, 2011.

General and administrative

General and administrative expenses (“G&A”) for the three and nine month periods ended September 30, 2011 were $259,717 and $731,287, respectively, as compared to $260,585 and $766,520 during the corresponding periods of the prior year. G&A is primarily comprised of rent, utilities, insurance, travel and entertainment, and other expenses.

Professional and outside services

Professional and outside services for the three and nine month periods ended September 30, 2011 was $97,994 and $546,125, respectively, as compared to $1,210,393 and $1,879,925 during the corresponding periods of the prior year. Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services. We incurred significantly greater fees related to professional and outside services during the three and nine month periods of 2010 as a result of our reverse merger dated July 6, 2010. During the three and nine months ended September 30, 2011, we reversed a $250,000 reserve established for two legal matters in which we were named a defendant. The reserve which was established in 2010 was charged to professional and outside services. These matters are discussed in Item 1. Legal Proceedings below and have been settled.

Selling and marketing expenses

Selling and marketing expenses for the three and nine month periods ended September 30, 2011 were $263,320 and $807,976, respectively, as compared to $188,576 and $639,518 during the corresponding periods of the prior year. The increase in selling and marketing expenses over the prior year periods is primarily attributable to the recording of sampling expenses; the cost of product given away through various promotional efforts and marketing events in an effort to better create brand awareness. For the three and nine month periods ended September 30, 2011, we recorded sample expense of $14,188 and $96,366, respectively, as compared to nil in each of the comparable periods in 2010.

The increase in selling and marketing expenses over the prior year periods is also attributable to our continued marketing and promotional efforts. We continue to increase the number of our distribution chains; allowing us to utilize a greater number of vehicles to expand our sales territories. In addition, we continue to upgrade our sponsorship agreements to include higher profile athletes in an effort to establish a larger national presence. There can be no assurances that these expenditures will enable us to increase revenue.

Interest expense

Interest expense for the three and nine month periods ended September 30, 2011 was $52,564 and $86,955, respectively, as compared to $567 and $115,191 during the corresponding periods of the prior year. The increase in interest expense during the three months ended September 30, 2011 over the prior year period is primarily attributable to the non-cash amortization of loan discounts related to secured, convertible debentures that we issued in 2011. The decrease in interest expense during the nine months ended September 30, 2011 over the prior year period is primarily attributable to the acceleration of non-cash amortization of loan discounts realized in 2010 related to the conversion of secured, convertible debentures that were issued in years prior to 2010.

During the nine month ended September 30, 2011, we issued an aggregate principal value of $900,000 in secured, convertible debentures. Some of these debentures were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that will be amortized over their terms. During the nine month ended September 30, 2011, we recorded $29,690 in non-cash interest expense relative the loan discounts on these notes.

Net loss

For the three month period ended September 30, 2011, we incurred a net loss of $871,240 or ($0.02) per basic and fully diluted share, as compared to a net loss of $2,170,839, or ($0.07) per basic and fully diluted share during the corresponding period of the prior year. For the nine month period ended September 30, 2011, we incurred a net loss of $3,051,041, or ($0.08) per basic and fully diluted share, as compared to a net loss of $6,205,500, or ($0.25) per basic and fully diluted share during the corresponding period of the prior year. Since our inception, we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

The weighted average number of basic and fully diluted shares outstanding for the three and nine month periods ended September 30, 2011 was 38,377,193 and 36,522,413, respectively, as compared to 32,451,006 and 24,473,321 shares for the corresponding periods of the prior year. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At September 30, 2011, we had $4,307 in cash and cash equivalents.

During the nine month period ended September 30, 2011, we recorded a net loss of $3,051,041 and had negative cash flows of $2,460,123 from our operating activities. At September 30, 2011, we had a working capital deficit of $1,901,069 and a stockholders’ deficit of $2,397,629. We have relied, in large part, upon debt and equity financing to fund our operations. These matters collectively raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations was $2,460,123 for the nine month period ended September 30, 2011, as compared to $2,421,080 during the corresponding period of the prior year. The increase in net cash used in operating activities of $39,403 is primarily due to the improvement in our consolidated results of operations over the prior year period.  We recorded a net loss of $3,051,041 during the nine month period ended September 30, 2011, as compared to $6,205,500 in the corresponding period of the prior year. After excluding our non-cash expenses, we realized a net cash improvement of $1,196,951 compared to our consolidated results over the prior year period. This is offset by the net cash used from the aggregate change in our operating assets and liabilities of $1,197,153 when compared to the prior year period.

Net cash used in investing activities was $11,963 for the nine month period ended September 30, 2011, as compared to net cash used of $73,693 during the corresponding period of the prior year. The reduction in net cash used in investing activities of $61,730 over the prior year period is due to a decrease of $35,374 in advances made to Royal Strategies and Solutions, Inc., a related party, and a decrease in the purchase of capital assets of $26,106 when compared to the prior year period.

Net cash provided by financing activities was $2,401,789 for the nine month period ended September 30, 2011, as compared to $2,512,920 during the corresponding period of the prior year. The decrease in net cash provided by financing activities of $111,131 from the prior year period is primarily due to the repayment of loans to officers. During the nine month period ended September 30, 2011, we made net loan repayments of $94,312 to our officers, as compared to receiving net proceeds of $681,750 during the corresponding period of the prior year. We received proceeds from the issuance new capital, as described below, aggregating $2,505,775 during the nine months ended September 30, 2011, as compared to $2,012,042 in the prior year period.

In July 2010, we undertook a private offering of our common stock whereby we offered up to 3,000,000 shares at an offering price of $0.50 per share to “accredited investors” as that term is defined under the Securities Act of 1933, as amended. During the nine month period ended September 30, 2011, we sold 50,000 shares and received proceeds of $25,000 therefrom. We sold an aggregate of 2,060,000 shares and have received proceeds of $1,030,000 therefrom. This offering was closed to investors in the first quarter of 2011.

In the first quarter 2011, a number of our employees agreed to defer a portion of their cash compensation to assist us in improving our liquidity position. In return, we issued 190,000 shares of our common stock to our employees; and, additionally to provide a means for paying consultants and service providers.

In February 2011, we undertook a private offering of our convertible preferred stock whereby we offered up to 4,000,000 shares at an offering price of $0.25 per share to accredited investors. We sold an aggregate of 4,427,000 shares (including an over-allotment of 427,000 shares) and have received proceeds of $1,106,750 therefrom. This offering was closed to investors in the second quarter of 2011.

In February 2011, we issued a secured, convertible debenture to an existing shareholder in the principal amount of $500,000, which becomes due three years from the date of issuance. The debenture bears interest at 12% per annum and is payable quarterly beginning in May 2011. In addition to interest, as inducement for the maker to loan funds to us, the maker received 125,000 restricted shares of our common stock contemporaneously with the execution of the debenture. Further, we agreed to pay to the maker an annual transaction fee of $30,000 in equal installments on a quarterly basis beginning in May 2011. The balance due under the debenture is collateralized by all of our assets, including but not limited to inventory, receivables, vehicles and warehouse equipment. Lastly, we agreed to issue 750,000 shares of our common stock (the “Escrowed Shares”), in favor of the maker, to be held in escrow by a mutually agreeable party. In the event of failure to pay all or any portion of the principal and interest due under the debenture, including any and all rights to cure, the Escrowed Shares shall be released to the maker. The Escrowed Shares are not entitled to voting rights, or to receive any dividends if and when declared unless and until the Escrowed Shares are released.

In May 2011, we commenced a private offering of our common stock whereby we are offering up to 13,333,333 shares at an offering price of $0.45 per share, or $6,000,000, to accredited investors. During the three months ended September 30, 2011, we sold 716,387 shares and received proceeds of $322,375. As of the date of this report, we have sold an aggregate of 1,040,887 shares and have received proceeds of $462,775 therefrom.

In June 2011, we issued a convertible debenture to an existing shareholder in the amount of $125,000. The debenture bears interest at 12% per annum, which is payable with common stock at the time of maturity. The debenture is convertible at any time prior to maturity into 150,000 shares.

In July 2011, we began a method of obtaining funding to purchase inventory by issuing secured convertible debentures. If successful, we intend to raise up to $1,000,000 using this financing technique which requires segregating money in an escrow account. The minimum subscription price is $25,000. To date we have raised $275,000 using this financing technique. There can be no assurances we will be successful raising additional funding using this method.

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

Trends
Our emphasis over the next 12 months will continue to be to build our brand and increase revenues. We have been actively involved in discussions with potential investors to provide us with additional equity funding. While we believe our efforts in this regard will result in our obtaining this funding, as of the date of this Report we have no definitive agreement with any third party to provide us with this funding. Assuming receipt of funding we intend to continue to increase our expansion efforts, including expanding operations .in the California and mid-west regions. Energized Distributors, Red Bull’s former top U.S. distributor, has agreed to represent us and our products in California. CJW Distributors, an old line Miller-Coors distributor located in Wisconsin, will act as master distributor for that mid-western region. We believe we will further expand into new regions as we continue to increase our points-of-distribution (PODs) throughout our existing territories. In addition, we expect to grow the Florida marketplace from 10% POD to a 50% POD. At such time, our intention is to target an additional ten similarly-sized, demographic markets and ten smaller territories for further expansion. Currently the Company's products are sold in New York, Florida, Texas, Georgia, California, Ohio, Wisconsin; and on a limited basis in the Caribbean and Europe.

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

In October 2011, we announced that we intend to expand our operations at our Grass Roots subsidiary by expanding our operations to represent additional brands. Our goal at Grass Roots is to provide distribution opportunities to beverage and snack companies that are having difficulty establishing a presence in the State of Florida. We believe that this expansion of operations will be successful because distribution dominated by the Coke and Pepsi systems are off limits and closed to these brands. Complicating the issue is that fact that there are few "third tier" distributors in Florida. Many of the state's small distributors have either gone out of business or were acquired by large beer houses. In a state the size of Florida the lack of independents makes full coverage almost an impossible task. Grass Roots Beverages is an authorized vendor for several national chain retailers, including Walgreens and Circle-K, and has an approximate total of 3,000 retail accounts which we believe makes us a viable and attractive alternative to those brands seeking to obtain a foothold in Florida. There can be no assurances that we will be successful and generate incremental revenue or profits with this expansion.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended September 30, 2011.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level. We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three and nine month periods ended September 30, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of this Report we are involved in the following legal matters:

DNA Brands, Inc. v Edwards Investments, Inc., Alchemy Financial Services, Inc. and Craig Edelman a/k/a Craig Edwards, Fifteenth Judicial Circuit Court, Palm Beach County, Florida, Case No. 50 2010 CA 029413. This is an action filed on December 7, 2010, for a declaratory judgment (to determine whether notes from DNA Brands, Inc. to Edwards Investments, Inc. for $50,000 and to Alchemy Financial Services, Inc. for $200,000 are enforceable due to lack of consideration) and for fraudulent and negligent inducement as to Edwards Investments, Inc. and Craig Edelman a/k/a Craig Edwards. The action has been amicably resolved and a Stipulated Dismissal With Prejudice was filed on October 17, 2011.

Edwards Investments, Inc. v DNA Brands, Inc., District Court, Arapahoe County, Colorado, Case No. 10CV2693. This is an action filed on December 17, 2010, for breach of a promissory note in the principal amount of $50,000. The action has been amicably resolved and an Order of Dismissal With Prejudice was filed on October 12, 2011.

Alchemy Financial Services, Inc. v DNA Brands, Inc., District Court, Arapahoe County, Colorado, Case No. 10CV2694. This is an action filed on December 17, 2010, for breach of a promissory note in the principal amount of $200,000. The action has been amicably resolved and an Order of Dismissal With Prejudice was filed on October 11, 2011.

As a result of these resolutions, we reversed the legal reserve that we established in the prior year and recorded $250,000 in other income (expense) on our Consolidated Statements of Operations during the three months ended September 30, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2011, we authorized the issuance of 600,000 shares of our common stock in consideration for the waiver of a $268,000 in cash payments due to Star Racing LLC for the 2011 season.

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

In February 2011, we undertook a private offering of our convertible preferred stock whereby we offered up to 4,000,000 shares at an offering price of $0.25 per share to accredited investors.  We sold 4,427,000 shares and received proceeds of $1,106,750 therefrom.

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

In July and August 2011, the Company issued a series of secured convertible debentures to accredited investors aggregating $275,000 in gross proceeds. All proceeds from these debentures are to be utilized solely for the purpose of funding raw materials and inventory purchases through the use of an escrow agent. The debentures bear interest at 12% per annum, payable in monthly installments. The debentures are convertible at any time prior to maturity at a conversion price equal to 80% of the average share price of the Company’s common stock for the 10 previous trading days prior to conversion, but not less than $0.70. In addition, as further inducement for loaning the Company funds, the Company issued the lenders 68,750 restricted shares of its common stock and 137,500 common stock warrants exercisable at $1.25 per share.

During the period June 2, 2011 through September 30, 2011, we issued 1,028,387 shares of our common stock pursuant to a private placement at a price of $0.45 per share.

We have utilized the proceeds derived from the above described issuances for advertising, increasing inventory, sales and marketing activities and working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2011.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks, Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner, Principal Financial Officer and Principal Accounting Officer