Form 10-K
period 2011-12-31
DNA BRANDS INC
filed 2012-04-13
CIK 1419995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Form 10-K

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-53086

DNA BRANDS, INC.
(Exact name of registrant as specified in its Charter)

Colorado	26-0394476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

506 NW 77th Street Boca Raton, Florida	33487
(Address of Principal Executive Offices)	(Zip Code)

(954) 970-3826
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232-405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☑

The aggregate market value of the Company's voting stock held by non-affiliates as of April 11, 2012 was approximately $15,664,047 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 49,916,366 shares of common stock outstanding as of April 11, 2012.

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

Current Business

We currently produce, market and sell a proprietary line of four carbonated blends of DNA Energy Drinks®, as well as a line of meat snacks made up of two beef jerky flavors and four flavors of beef sticks.  Our current business commenced in May 2006 in the State of Florida under the name “Grass Roots Beverage Company, Inc.”  Initial operations of Grass Roots included development of our energy drinks, sampling and other marketing efforts and initial distribution of our energy drinks in the State of Florida.  We began selling our energy drink initially in the State of Florida in 2007.  As of the date of this Report we are currently distributing our products throughout 31 of 42 Florida counties as well as Wisconsin and Southern California.  During the summer of 2011 we elected to temporarily cease distribution in the Southeastern US, including Georgia, Louisiana and Mississippi, as well as parts of the Midwest, New York and New Jersey in order to devote our marketing efforts in those locations where we have the support of a strong distributor, as well as additional marketing support. Another principal reason why we elected to cease distribution in these areas was the economic climate that caused various distributors in those locations where we had distribution to cease operations.

It is our intention to have nationwide distribution by 2014, provided we are able to obtain the financing necessary to accomplish this objective.  Our Florida, California and Wisconsin operations are supported by strong distribution agreements. In Florida, distribution is handled by Grass Roots, our wholly owned subsidiary and select Anheuser Bush distributors. In Southern California distribution is covered by Energized Distribution, Inc., Red Bull’s former and largest US distributor. CJW Distributing, a Miller Brewing operation, is responsible for the Wisconsin (Midwest) area.  Marketing in Florida and California is supported by our overall commitment to sampling programs, advertising and AMA Supercross Racing through our title-sponsorship of the DNA Energy Drink/Jeff Ward Racing Team. We are also heavily involved in sponsorship in surfing, BMX, wakeboarding and skateboarding.  In Wisconsin, we, together with Miller Brewing, are the title co-sponsor of the IRA Racing Circuit.

We strive to maintain creditability with our core demographic, increase our consumer base by adapting to trends and changes; keep our brand in front of consumers through TV, magazines, events and viral campaigns and at the same time giving the consumer superior products at a lower price with quality service.  We believe we have demonstrated our ability to adapt to market trends by pioneering the DNA Shred Stix line, giving us numerous cross marketing opportunities.

We are a focused on building our DNA brand.  In an industry where only 5% of new companies survive (according to BevNet a leading industry publication), we feel our success to date and our continued success will be based upon a methodical approach to build our brand.  We started out with the idea that energy drinks could be functional and delicious tasting at the same time.  We made a conscious decision not to follow the industry leaders taste profile and created energy drinks to set us apart from the competition.  As a result, in January 2010 we were awarded a 1st Place “Platinum Award,” as the best tasting energy drink at the prestigious World Beverage Competition™ held in Geneva, Switzerland.  More than 30 countries and over 10,000 entries were submitted in all beverage categories.

Knowing full well that brands are not built overnight, especially in the highly competitive energy drink category, our first two years were devoted to brand development, creating awareness through sampling programs (over 20,000 cans sampled) and creating credibility among our core demographic by concentrating marketing efforts on action sports locations and events (surf, motocross, skate, etc.) which we continue today throughout Florida.

As we learned through trial and error, there was a severe lack of meaningful brand-building distribution options available to new non-alcoholic brands in Florida.  This forced us to create our own Direct Store Distribution (DSD) entity, Grass Roots, a wholly owned subsidiary company.  Grass Roots directly covered 31 of 42 counties in Florida before Anheuser-Busch agreed to become our distributor in select Florida markets. Grass Roots continues to service accounts in these counties and/or assists Anheuser in the selling or distribution of our branded products.

Once we were comfortable that our brand had some legitimacy we aggressively went after the independent convenience and chain stores.  As a result, our products are currently sold in over 2,500 Florida stores.  Having our own DSD has given us insight into what is required from both a manufacturer’s and distributor’s standpoint to successfully build a brand.

To enhance our revenue potential, in December 2011 our management decided to expand our distribution business by utilizing Grass Roots to provide distribution services to third parties.  As of the date of this report we are negotiating with several unaffiliated brands seeking Florida distribution.  Florida, along with New York, Texas and California are key states for all brands looking to build a national footprint.  There is very little opportunity for brands to enter the Florida market because of the consolidation of distributors in the market.  Brands like Coca-Cola, Pepsi, Arizona and Red Bull primarily distribute their own products, effectively keeping outsiders out of the market.  Grass Roots not only allows us to get our products into distribution, it also acts as an incubator for the creation and development of new brands.  We believe we have recognized a market niche, and are striving to make Grass Roots an attractive alternative for those brands basically shut out of the market.  Adding these brands to the Grass Roots portfolio enables us to leverage retail shelf-space and  increase the profitability of each stop.  Another key benefit we see is the opportunity to build our brand through additional distribution channels outside our key markets with established regional companies having operations similar to ours.

On February 23, 2010, the committee for Anheuser Busch’s (“AB”) 23 Florida distributors recommended that our DNA Energy Drink become the replacement for Monster Energy Drink (“Monster”) that terminated their relationship with AB.  According to AB the combined 26 AB-Budweiser houses sold an estimated 1.4 million cases of Monster with gross revenues approximating $40 million.  Concurrently, the committee also gave its approval for distribution of our entire meat snack line.  It has been our experience that the AB houses with non-alcoholic (“NA”) divisions have performed far better on our behalf than those without NA divisions.  We chose to take back distribution from those AB distributors that have failed to implement NA divisions and/or are not making the commitment to do so.   This practice was implemented in June 2011 and has resulted in superior sales and service.

We have also been approved by all three military buying organizations, with NEXCOM the final addition joining AAFES and DeCA, for the purchase of our DNA branded meat snack products.  NEXCOM has also authorized our DNA Energy Drink®.  To date the two orders for AAFES and one to DeCA have all sold out. While no assurances can be provided, we expect that all three agencies will continue ordering our products in the future.

Products

We produce, market and sell an initial proprietary line of four carbonated blends of DNA Energy Drink® as well as a line of meat snacks made up of two beef jerky flavors and four flavors of beef sticks.  These drinks are sold in 16 ounce cans styled with the name DNA® prominently placed and a logo that includes the DNA Skull Nautical Star.  The beef jerky is packaged in a 3.0 oz. sealable pouch and the beef stick is 1.0 oz. stick form.  We believe the name DNA, our edgy color schemes, logo and other graphics stand out on store shelves and coolers.  The DNA name resonates highly with our target market which includes a younger core of a more active demographic involved in today’s rapidly expanding and trend setting action sports community.  Our product flavors currently include:

DNA Energy Drink®

●	Citrus –Tastes like a true blend of real oranges with specific citrus nuances

●	Green –Velvety and smooth lemon lime mix

●	Citrus Sugar free (No carbs) – The taste of a very high end orange soda but with a jolt of energy

●	Cranberry Raspberry Sugar free (CranRazberry) (No carbs) - a mix of Cranberry and Raspberry with the correct energy boost.

DNA Beef Jerky™

●	Original – Real beef flavor

●	Teriyaki – Authentic Asian seasonings

DNA Shred Stix™

●	Original – Real beef flavor

●	Pizza – Authentic pepperoni pizza taste

●	Jalapeno – Hot and spicy

●	Taco –Authentic taco flavor

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

DNA Meat Snacks

In July 2009 we released ours beef  jerky line, followed in January 2010 with our Shred Stix meat stick. Unlike most all of our competition these products are all produced in the United States with 100% American muscle beef.  DNA meat snacks are made under the strictest controls and supervision to insure the highest quality.  Quality, taste and consistency remains very much in the forefront of our production philosophy, as it is for our energy drinks.  Consistent with our energy drink DNA Shred Stix is the only brand that does not contain MSG.  Extensive market testing and research has gone into the brand prior to production.

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

We are also the “title” sponsor of the “ DNA Energy Jeff Ward Racing” supercross team.  AMA is only second to NASCAR in motor sport attendance.  The DNA team is one of only four teams that contended for a world “Lites” title and was on the winner’s podium four times this season with a DNA rider taking first place in Seattle.  We have had extensive coverage on CBS and Speed channels.    We believe that this sponsorship program provides significant exposure of our products to our target demographic that we could not currently afford if we elected to purchase equivalent advertising.

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

Our target demographic is 18 to 39 years of age and predominantly male although with the growing popularity, female participants and fans are beginning to enter the field in larger numbers.  This group tends to be on the cutting edge of style and have a profound influence on cultural trends and fashion.  They are individualistic and tend to avoid corporate culture in favor of personal individual expression.  They are extreme, risk takers, can spot the next “next” in the culture and are quick to try it.  They quickly adopt it and spread the word if they like it and are as quick to toss it aside if it compromises their integrity and individuality.  This group will provide the greatest initial benefit to the energy drink market and to DNA® and, therefore, they are the group on which we are focusing the greatest attention.  The 18-39 year old profile represents approximately 90 million people in the US who can likely be potential energy drinkers and meat snack consumers.

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

Our strategy is to be prominently featured in each of these venues on an ongoing basis through our sponsored athletes without the high costs of advertising and event sponsorships.  We want to receive de facto and real endorsements from the stars of the sports which will further confirm the DNA® brand within our target market given the grass roots ground work we are laying with our sampling and other awareness programs.  The DNA® brand continues to appear in all of these forums as well as magazines such as the cover of  Trans World Motocross  April 2012  and Racer X where we are mentioned as one of the driving forces behind AMA Motocross.  For fractions of the dollars, we believe we are now perceived to be a prominent factor in the market we are pursuing and are on the same playing field as Red Bull, Monster, Rock Star and No Fear.  We are seeing the positive effects on our sales and distribution efforts both with retailers and consumers.

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

Subsequent Event

On March 1, 2012 we hired Jeff Jonke as Vice President of Strategic Development to assist us in our sales and marketing efforts.  Mr. Jonke is an experienced leader and manager, well versed in all aspects of beverage industry and maintains top North American distributor relationships. Mr. Jonke has also been responsible for the successful launch of several brands in the functional beverage sector while with his tenure with such notable companies such as Hansen Beverage Company (Monster Energy), Rockstar Energy Drink, Jones Soda Company, Arizona Beverage Company and Boo Koo Beverage.

Motocross/Supercross

As discussed above, we are the title sponsor for the DNA Energy Jeff Ward Racing Team  comprised of the following riders:  Josh Grant and Kyle Chisholm.  In our initial season with Jeff Ward , we have already achieved  media coverage that to date has been even greater than our lofty expectations.

Our title sponsorship agreement with Jeff Ward  runs year to year and calls for a sponsorship fee of $375,000 for 2012.  It is after comparing the benefits gained from this agreement in terms of advertising and media generated with similar industry agreements that Monster/Red Bull/Rock Star have which cost millions upon millions of dollars that our ground-up grass roots strategy demonstrates its powerful effectiveness.

Surf, Wakeboard, Skateboard

Our Surf, Wake and Skateboard teams comprise a combination of recognized up-and-coming amateur athletes and seasoned professionals.  Our Surf team is made up of  Tommy O’Brien, Billabong Pro Team Rider and Jr. Pro Champion; Cody and Evan Thompson, Billabong Professional Surfers and Jr. Pro Surfers; Jeremy Johnson, Professional Surfer; Mark Dawson, Professional Surfer, Jr. Pro Surfer; and Luke Marks, a 13- year old and son of our Chief Executive Officer, Darren Marks.  Luke Marks was recently named in a prominent surfing publication as one of the “Top 20 - 16 year old and under surfers in the world.  See “Part III, Item 13.   Certain Relationships and Related Transactions,” below.

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

Sampling Programs

We currently employ 11 individuals in direct sales and sampling.  We train our people to distinguish the benefits of DNA® from other brands in the market.   We have outfitted DNA® vehicles, apparel, and signage and take them to locations where action sports take place including outdoor and indoor playgrounds where people are playing and begin to systematically sample DNA® with our “Cans In Hands” and “Shred Stix” program.

Our sampling techniques are programmed to create interest, trial and demand.  We engage consumers about their experiences regarding taste and functionality.  We acquire lists of distributors’ store accounts and begin a very organized sampling program both outside and within stores which are designed to create requests for our products before it is available.  We attend all action sports events and provide sampling at such events alongside our vehicles and, in some cases, with an 18 wheel rig which is replete with our DNA® graphics and logos, and are motored nationwide by our Motor Cross Racing teams.  Further, we have placed branded 5’ tall DNA® coolers in the action shops where enthusiasts congregate which are becoming introductory revenue platforms for us.

The objective of our “Cans In Hands” and “Shred Stix” sample programs are not only to build awareness, introduce newcomers to the category and to our brand but also to compete with the established brands on taste and functionality.  We want the consumer to experience and believe that DNA® tastes better and is as effective, if not more effective than all the other brands.  This program has created our core grass roots loyal followers who are now our first line of brand evangelists as they move to the action sports shops and see our branded DNA® coolers.  We then extend our expansion to the next geographic target.  Together with our action sports individual athlete and team endorsements, our brand evangelists in hand and our developing interactive web component, our marketing program is also geared to create a viral effect both within and outside our target demographic and spread the word about DNA®.

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

We have successfully developed DNA Facebook, Twitter, My Space, Hookit.com , Sponsor House and a fully interactive website.  Our web site includes videos of our teams’ performances, daily updates, events and relevant brand news and also includes music components and music tours.  We recognize that this is a key component to building a brand.

Distribution

In Florida, Grass Roots (www.grassrootsbeverage.com) and Anheuser-Bush cover 31 out of the 42 counties in the state and all of the heavily populated areas.  Grass Roots will continue to work with Anheuser Bush in those areas covered by them providing additional marketing assistance.  Currently Grass Roots has eleven company branded delivery vehicles and three branded sampling vehicles.  Ralph Sabella, our Vice President of Operations, manages the sales people and sampling teams.

In addition to implementing our events support programs and on street and in-store sampling programs, Grass Roots also calls on action sports shops, individual or small convenience stores in Florida from one targeted territory to the next.  Our staff has established weekly sales calls and actual sales quotas they must make.  They are trained on how to ask for the order including offering our initial trial offer of three cases and an additional one for free.  Most convenience stores agree to take our offer.  Our staff provides all of the customer support and repeat orders which they have been trained to promote.

On March 1, 2011, we entered into a distribution agreement with Sand Dollar Distributors, LLC for the distribution of our entire line of products. The agreement called for Sand Dollar to service the Miami/Dade, Monroe (Key West through Miami, Monroe and Palm Beach counties where we have no AB coverage).  Sand Dollar was Red Bull’s exclusive South Florida distributor until recently and largely credited with its success in South Florida.  In  March 2012, Sand Dollar ceased operations closed down primarily after they lost Red Bull distribution rights. Sand Dollar’s closing is not related in any fashion to our products or the DNA Brand.

Based upon early successes with Walgreens, in February 2011 we entered into a full statewide distribution program with Walgreens covering 823 locations throughout Florida.  We look forward to continuing the Walgreens program in 2012 and beyond. Some locations will be eliminated in areas where the demographic does not support the sales of DNA.

Our goal in Florida for the next 12 months is to continue to secure additional distribution among the chain convenience, pharmacy and grocery locations such as Chevron (1,000 locations), 7 Eleven (1,000 locations), CVS Pharmacies (700 locations) and Gate Petroleum (150 locations), among others.  In addition we must increase our points of distribution (PODS). Currently we are in approximately 10% of the available locations in Florida and seek to close out the 2012 year with a minimum of 30%, as well as increase our same store sales by 50% through increased marketing, advertising and sampling efforts.  We are actively pursuing the remaining accounts.

In January 2007 we began a business relationship with Circle-K and have been able to maintain that relationship with annual contract extensions throughout 2012.  For 2012 our store presence has been expanded to include 6 facings, 4 packs and value pricing. We intend to leverage Circle K as a means to acquire other similar distribution.  Additionally, Grass Roots continues to service independents and chain stores in the area. Additionally we are currently selling  product in Wisconsin  through a large Miller wholesaler, CJW, that distributes to over half of the state.

Advertising

Our budget as it relates to traditional media advertising in the energy drink market is relatively small and at this time will not support traditional advertising on television or radio that would  support our growth, as we cannot and will not be able to afford to compete by matching our competitor’s budget for this type of exposure until we successfully raise additional equity capital.  However, we do recognize its importance and are close to being able to address these markets in what we believe is an economical and inventive way. One way we have been able to accomplish this is through unique arrangements with recognizable personalities. We have developed a strong marketing relationship with radio talk show host “Bubba-The-Love-Sponge” ("Bubba"), who is broadcasted nationally.  This arrangement has brought significant attention to DNA Energy Drinks.   In return we have developed, produced and are selling DNA CranRazberry in a commemorative “Bubba Army” can, with a portion of the proceeds going to Bubba Clem’s “Fallen Officer Foundation.”   DNA Energy is also a sponsor of the Bubba’s race team and exclusive sponsor of the Bubba Clem Motor Sports Complex.

We have completed and test marketed a 30 second TV commercial with positive results. We intend to launch the commercial virally and through cable networks in selected tested markets upon funding. We are looking at blending TV, radio and Internet as our source for advertising.  We are looking at compiling all of the action sport web sites and creating a linked presence in each of them.  We are developing search engine optimization and key Google and Yahoo ad words to ensure that DNA® is one of the first places to go when energy drinks and meat snacks are Googled.  This process is being handled by our own in-house IT specialist who is also responsible for keeping the website current and Facebook, Twitter, MySpace, Hookit and Sponsorship fresh.  We believe that the DNA® 18-wheel rig traveling throughout the United States has provided us with major visibility.  We intend to expand these programs as a strategy of high effective low cost advertising.  We also utilize our 35’ RV to sample at local events and targeted store locations to spread our story.

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

We have a master broker agreement with Royal Strategies & Solutions, Inc. (“Royal”), a company owned by our management.  See “Part III, Item 13, Certain Relationships and Related Transactions,” below. Under the terms of the agreement Royal seeks to place our products on the shelves of major chain, drug and grocery stores in specifically targeted areas selected by us.  They receive constant support from us in making sales calls or working to create in store promotion programs to accelerate sales.  Royal specializes in the launch of new products and oversees a national network of brokers, distributors, manufactures and retailers selling a wide array of products to retailers across the nation.  Royal’s most recent launch success is DRSI’s “ReStore Energy Formula” that is gaining national distribution through retailers such as Rite-Aid and Kroger.  Prior to ReStore, Royal launched Zestra Laboratories (touted as the female Viagra®), gaining nearly 35,000 shelves nationwide in less than 24 months including nearly every major drug, pharmacy, and supermarket, including Walmart.  We are currently in final negotiations with a group representing significant distribution in Canada and new Caribbean locations.  The business will consist of volume sales to these regions at a discounted price.  However due to the lack of required support normally given the brand, we do not feel the net profit per case will be adversely affected.

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

Manufacturing and Production

Our energy drink products are based on a proprietary formulation we have created with our contract development group.  Our energy drinks are currently manufactured at Seven-Up Snapple Southeast ("SUS") f/k/a/ Southeast Atlantic Beverage in Jacksonville, Florida, pursuant to a confidentiality agreement that is intended to protect our proprietary information.  SUS is a full service contract manufacturer and also manufactures beverages for Welch’s Sunkist, Hawaiian Punch and many others.  This facility owns all of the manufacturing equipment and was identified by us as having an excellent record for contract manufacturing and the capacity to meet all of our initial growth expectations in the southeastern United States.  SUS has manufacturing plants located throughout the United States, which is expected to provide us a significant benefit as our operations expand.  As we expand geographically, we believe we can use any of SUS’s manufacturing plants to expand capacity and save costs on transportation.  We believe this facility can manufacture enough cases to meet all of our immediate needs in the Southeast.  Production turnaround time is 14-30 days.  Our terms of payment are C.O.D.  We do not believe there are any problems that may obstruct the procurement of raw materials.  Raw materials are ordered 2-4 weeks in advance.  Payment terms for ingredients are 30 days after receipt.

Our 16 oz. cans are manufactured by Rexam Can Company at their North Carolina facility.  Rexam, formerly American Can Company, is one of the largest producers of cans in the world.  Estimated turn-around time varies from season to season and runs between 14 - 30 days.  The manufacturer has the capacity to produce over 50 billion cans per annum.  Upon completion, the cans are shipped by truck to the contract manufacturer where they are filled.  We do not believe there are any problems in procuring the raw materials to manufacture the cans.

We purchase our raw materials for our energy drink from several producers, including Energy Blend from Fortitech, Inc. of Schenectady, NY.  Our flavors come from Seethness Greenleaf in Illinois, and Guarana is sourced from Gateway in New Jersey.  Prices are fixed for a period of one year and all bought against purchase orders.  The raw materials portion of our beverage represents approximately 33% of the cost of goods sold of our product.  We receive delivery of shipment at contract manufacturers (cans & producer) within 14 days of our order for which we pay C.O.D.  All other terms are based net 30 days.

We purchase the raw materials for our cans from Rexam and those costs represent 33% percent of our cost of goods sold.  Our terms are based net 30 days.  Manufacturing costs represent 33% of our cost of goods sold.  Cases come in pallets of 80 and are shrink wrapped and include shipping to warehouse.

Our meat snack products are also produced with proprietary formulation that has been created by us and produced by Monogram Food Solutions, under a Manufacturing, Sales and Marketing Agreement.  The product is produced at either their Martinsville, Virginia or Chandler, Minnesota facility.

Industry Overview

Energy Drinks

The Global Sports and Energy Drink Market is projected to be a $52 billion market by 2016 according to BEVNET® October 21, 2011, the beverage industry’s source. The report states that sales of sport and energy drinks surpassed $40 billion in 2010 and estimates that the category would grow at a compound annual growth rate of three percent each year. Energy Drinks moved forward faster than all other segments with a 14.4% volume increase in 2011 according to Beverage Marketing Magazine. Symphony/IRI data shows total US food/drug/c-store/mass excluding Wal-Mart topline category volume for the 52 week period through 1/22/2012 as $7.7 Billion up 17.12% (does not include sales from smaller independents).   Energy drinks, ready-to-drink tea and sports beverages grew aggressively in 2011 while carbonated soft drinks stumbled again according to Beverage Marketing, the leading provider of consulting, financial services and data to the global beverage industry.

The Sports and Energy Drink beverage category is made up of a line of functional beverages that address specific health and performance needs.  These beverages range from Gatorade, introduced in the 1960’s initially to replace electrolytes for athletes, to drinks filled with vitamins and nutrients to improve energy, awareness and hydration, among numerous other functions.  According to BEVNET.com, Inc, a leading trade source in the industry, this segment is rapidly gaining in popularity over carbonated sodas and juices as people are becoming more health conscience and seeking an edge to improve their performance either athletically or to handle their daily challenges with more vigor.  New categories are constantly finding ways into the New Age beverage sector.  The Bevnet report also indicated that the sport and energy drink category will continue to penetrate new and untapped markets such as baby boomers and senior citizens. Worldwide sales with European consumption leading the way is expected to grow at a rapid pace within the next five years.

The entire beverage U.S. liquid refreshment beverage market grew by 0.9% according to preliminary data from Beverage Marketing Corporation. This marked the second year of growth after two consecutive declines with total liquid refreshment beverage volume exceeding 29.5 gallons in 2011.  Premium beverages such as ready-to-drink (RTD) tea and coffee, sports beverages and energy drinks advanced particularly forceful during 2011. Larger, more established segments such as carbonated soft drinks and fruit beverages failed to grow once again.

Industry experts appear to be in agreement that the energy drink market is and continues to be the fastest growing segment of the functional drink market. Energy drinks were introduced initially in the United States by Red Bull in 1997 after its major success in Europe.  By 2001, the energy drink market had developed to almost $400 million in retail sales.  By 2005, it had grown to approximately $4 billion. In 2011 the Energy Drink produced segment alone grew to $7.7 billion in scanned data  and this trend is continuing.  Energy drinks as a category are no longer considered a fad.  It has been on a steep growth curve since its introduction over 10 years ago.  New brands are constantly being introduced to meet the growing demand.

In 1998 Red Bull, the largest selling energy drink in the world, introduced its Red Bull Energy Drink in the United States to a younger demographic, ages 18-39, of people who are highly active and in need of energy.  Despite injecting significant funds into its initial marketing campaign, there were many obstacles to overcome including a high price barrier of $2 and more for an 8 ounce can and a medicinal taste.  Red Bull developed a highly disciplined training program for their employees and introduced Red Bull in several key major trend setting markets.  They sampled heavily, made it available initially in the major and most popular night clubs and events.  With discipline, Red Bull demonstrated that with its high quality ingredients, it provided consumers with the energy lift they wanted.  They were able to define the category and set price point acceptance among a highly motivated and developing consumer base.  Beyond its initial target they expanded their marketing to include all those people in need of energy in their daily routine.

Approximately 85% (NAACS Jan 31. 2012) of all purchases of energy drinks at retail are sold through the 148,126  individual and chain convenience store outlets and gas stations with attached convenience stores in single serve cold cans.  Moreover, the top brands are finding their way onto supermarket shelves and also into branded coolers.  Other sales outlets included among the 739,441 total combined retail/on-premise locations are restaurants, bars, actions sport shops, grocers, pharmacies, parks, beaches and generally everywhere drinks are sold.  Our principal focus has been and will continue to be on convenience stores.  Once we have made inroads into convenience stores in a particular territory, we will work with Royal’s broker network and with relevant distributors to move into supermarket, mass market and pharmacy stores as outlets for DNA®.

Top Convenience Store States (National Association of Convenience Stores “NACS” January 2012)

State	Stores
Texas	14,776
California	10,763
Florida	9,510
New York	7,929
Georgia	6.535
North Carolina	6,269
Ohio	5,359
Michigan	4865
Illinois	4,553
Virginia	4,451

The typical consumers of energy drinks are 18-39 year olds, active in or fans of action sports (Bev Net, Nacs, Convenience Store News, Supermarket news).  Energy drink users consume drinks before, during and after activities and at any other time when an additional source of energy is wanted.  Although there is brand loyalty, energy drink purchasing continues to be in good portion an impulse purchase in single cans.  With the introduction of the category into large retail outlets, energy drinks are now being sold in multi-can cartons, which serve to lessen some of the impulse buying and augers well for the category as it competes with other beverage categories including carbonated soda and coffees.  According to the Mintel Oxygen Report’s Global Market Navigator, August 2010, American’s consume 3.05 liters of energy drinks per capita each year, which translates into approximately two cans per day for energy drinkers.  On the heels of Red Bull’s success, numerous other brands were developed.

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

To date, the larger beverage companies have not purchased energy drink companies but have made significant contributions to their distribution.  Vitamin Water, in the functional beverage category, is a huge success story with Coca Cola purchasing the company for 12 times revenue at a sale price in excess of $4 billion in 2007.  Hansen Natural Beverages was a regionally successful carbonated soda company.  It was only when Monster Energy was developed and launched that its sales exceeded $1 billion per annum.  The other top brands are controlled by Coke and Pepsi.  We believe that there is room for other energy drink companies to build a successful brand not by competing dollar for dollar with the elite brands, but by seeking a place of prominence in store shelves and with consumers in our target market alongside these elite brands based on the quality of our taste and functional profile, and by establishing intimate ground roots recognition and adoption within DNA’s target demographic at low and controlled costs.

Meat Snacks

According to the USDA, processed beef represents approximately 13% of total beef consumption of the 30 billion pounds of beef annually consumed in the US, 90% of all household consume beef, according to the USDA (LDP-M-135-02 Factors Affecting US Beef Consumption), but only 23% beef jerky.  The challenge is bridging the gap between household consumption and meat snack consumption.

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

Existing characteristics of the energy drink and meat snack markets include:

●	The categories are real and growing;

●	Price point adoption. Red Bull has set the high price point and the market has adopted it. At these levels, there has been no resistance.

●	Brand loyalty exists at younger age levels. Brand loyalty can be somewhat offset by the high degree of impulse buying principally in single cans from convenience stores.

●	Impulse buying habits are also being changed, albeit slowly, by quantity purchases from supermarkets primarily by the older elements of our target market and those outside our target market.

Employees

Currently we have twenty three (23) full time employees of which two are executive management. Eleven (11) are employed in direct sales and sampling who are predominantly on the road and ten (10) are in administrative support and fulfillment.   Additionally we use contract labor and consultants on an as needed basis primarily in the areas of administration, accounting, investor relations, and on a limited basis, in sales and marketing.

Our employees work at will and are not represented by a collective bargaining unit.  We believe our relationship with our employees is excellent in most cases.  We require all our employees and consultants to sign a confidentiality and non-disclosure agreement.  Our success relies on our ability to hire additional employees, particularly on the local sales side.  We believe there are numerous quality people to choose from throughout our area of targeted expansion.

As we grow we anticipate in the near future we will require a national marketing director, an in-house IT director and regional sales directors for each region and a Chief Financial Officer/controller.

None of our employees are members of any union.

Competition

Competition – Energy Drinks

We are competing with publicly and privately held companies, many of whom having greater resources, both financial and otherwise, than the resources presently available to us.  The energy drink market is dominated by five brands including:

●
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

●
Monster Energy:  Monster Energy is owned by Hansen’s Natural Beverage and according to Symphony/IRI generated $1.4 billion in revenue from US distribution in food/drug/convenience stores/mass merchandisers excluding Wal-Mart in 2011.  Monster has risen to become the second largest energy drink producer behind Red Bull building a predominately strong core following through the sponsorship of major action sports events and teams.

●
Rock Star: Rock Star Energy is the third largest producer in the energy drink category with slightly under  $1 billion in revenue.  Rock Star is a California/Nevada based operation with strong ties to the entertainment world.  Rock Star also has shut off its distributors in favor of a national distribution relationship with Coca-Cola.

●
Full Throttle: Full Throttle is in fourth position behind Red Bull, Monster and Rock Star.  Full Throttle is owned by Coca-Cola but does not compete nearly as well as the top three, we believe because the corporate image behind Coke and Pepsi is viewed as contrary to the images of “cool and credible” that permeates among a younger target market.

●	AMP: AMP is a new Pepsi product and rounds off the top of the line in the category. We believe it sells on par with Full Throttle and has image issues for similar reasons we raised for Full Throttle.

These five brands represented more than 90% of the total dollar sales in the energy drink category in 2010 as reported by Symphony/IRI an industry beverage publication.  The data does not include mass market retailers.

The elite brands today also trade on functionality. However, it is principally the recognition they are able to build with extremely high marketing dollars that maintain their status in the category. Several brands are expanding their SKU’s into new energy drink categories including children energy drinks, coffee energy drinks and high concentration long lasting energy drinks as category line extensions.  As of the date of this report we are also anticipating development of these new products.

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

●
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

●	Slim Jim – Holds the outright lead in meat stick (1.0 oz.) sales with nearly two-thirds market and is a clear number two in overall meat snacks with 25% market share.

The top four brands drive nearly 80% of sales revenue in the category according to Scantrack Conv (52 weeks ending 06/13/09) and AC Nielsen (12 weeks ending 06/13/09).

Government Regulations

While we do not manufacture our products, the production and marketing of our licensed and proprietary products are subject to the rules and regulations of various federal, state and local health agencies, including in particular the U.S. Food and Drug Administration ("FDA"). The FDA also regulates labeling of our products. From time to time, we may receive notifications of various technical labeling or ingredient reviews with respect to our licensed products. We believe that we have a compliance program in place to ensure compliance with production, marketing and labeling regulations.

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

ITEM 1A.   RISK FACTORS.

An investment in our Common Stock is a risky investment.  In addition to the other information contained in this Report, prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

Our independent accountants have expressed a "going concern" opinion.

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We have a minimal operating history and minimal revenues or earnings from operations.  We have no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.  See “Description of Business” and “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources.”  There are no assurances that we will generate profits from operations.

We have not generated profits from our operations.

We incurred net losses of $4,472,848 and $7,468,422, during the years ending December 31, 2011 and 2010, respectively.  Based upon our current business plan, our ability to begin to generate profits from operations is dependent upon our obtaining additional financing and there can be no assurances that we will ever establish profitable operations. As we pursue our business plan, we are incurring significant expenses without corresponding revenues.   In the event that we remain unable to generate significant revenues to pay our operating expenses, we will not be able to achieve profitability or continue operations.

Our ability to continue as a going concern is dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

We need to raise additional capital to support our current operations and fund our sales and marketing programs. We estimate that we will need a minimum of $3.0 million in additional capital in order to generate profits from operations.  We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. If we are unsuccessful in raising additional funding, our business may not continue as a going concern. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

We do not currently have an external line of credit facility with any financial institution.

As indicated above, we have estimated that we need approximately $3.0 million in additional capital to generate profits from operations.  We have attempted to establish credit facilities with financial institutions but have experienced little or no success in these attempts due primarily to the current economic climate, specifically the reluctance of most financial institutions to provide such lines of credit to relatively new business ventures.  We also have limited assets available to secure such a line of credit.  We intend to continue to attempt to establish an external line of credit in the future, but there can be no assurances we will be able to do so.  The failure to obtain an external line of credit could have a negative impact on our ability to generate profits.

Our financial results may fluctuate from period to period as a result of several factors which could adversely affect our stock price.

Our operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that will affect our financial results include:

●	acceptance of our products and market penetration;

●	the amount and timing of capital expenditures and other costs relating to the implementation of our business plan;

●	the introduction of new products by our competitors;

●	general economic conditions and economic conditions specific to our industry.

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

Our ability to establish a market for our brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Our ability to maintain our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

● the level of demand for our brands and products in a particular distribution area;

● our ability to price our products at levels competitive with those of competing products; and

● our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

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

Our sponsorship agreements sometimes require us to make substantial annual cash payments, or alternatively, issue shares of our Common Stock in lieu of cash payment, in exchange for certain promotional and branding benefits. There can be no assurance that our association with a particular sponsor at any given time will have a positive effect on our image and brands, or that these agreements will compensate for the annual payment commitments required. These commitments are significant, totaling approximately $403,750 over the remaining terms of the agreements as of December 31, 2011. Alternatively, we have the option to assign shares of our Common Stock in lieu of making these cash payments. The number of shares to be assigned is determined by the average trading price of our Common Stock during the three day period preceding the due date of a payment. Given our limited cash resources, we intend to continue to use shares of our Common Stock as payment for these sponsorship agreements.  There is a risk that we will be unable to recover the costs associated with our sponsorship agreements, which would have an adverse effect on our results of operations.

We rely on independent contract packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not own the plants or the majority of the equipment required to manufacture and package our beverage products, and do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and independent contract packers (co-packers). We do not anticipate bringing the manufacturing process in-house in the future. We currently use 7-Up Southeast Snapple as our primary co-packer to prepare, bottle and package our products. Our contract packers are located in Jacksonville, FL.  7-Up Southeast Snapple has several co-packing plants located throughout the US that are capable of bottling product should we so require.  As a consequence, we depend on independent contract packers to produce our beverage products.

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

We depend on information technology as an enabler to improve the effectiveness of our operations and to interface with our customers, as well as to maintain financial accuracy and efficiency. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure, we could be subject to transaction errors, processing inefficiencies, the loss of customers, business disruptions, or the loss of or damage to intellectual property through security breach. Our information systems could also be penetrated by outside parties’ intent on extracting information, corrupting information or disrupting business processes. Such unauthorized access could disrupt our business and could result in the loss of assets.

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

The industries in which we operate are highly competitive.

Numerous well-known companies which have substantially greater capital, research and development capabilities and experience than we have, are presently engaged in the energy drink and meat product market. By virtue of having or introducing competitive products on the market before us, these entities may gain a competitive advantage. If we are unable to successfully compete in our chosen markets, our business, prospects, financial condition, and results of operations would be materially adversely affected.

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

The OTCBB, an inter-dealer quotation system, and other national stock exchanges each limits quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission (the “SEC”).  Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the SEC.  Because issuers whose securities are qualified for quotation on the OTCBB or any other national exchange are required to file these reports with the SEC in a timely manner, the failure to do so may result in a suspension of trading or delisting.

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

We expect that the market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

●	competitive pricing pressures;
●	our ability to market our services on a cost-effective and timely basis;
●	our inability to obtain working capital financing, if needed;
●	changing conditions in the market;
●	changes in market valuations of similar companies;
●	stock market price and volume fluctuations generally;
●	regulatory developments;
●	fluctuations in our quarterly or annual operating results;
●	additions or departures of key personnel; and
●	future sales of our Common Stock or other securities.

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

There can be no assurance that an active trading market for the securities offered herein will develop after an Offering, or, if developed, be sustained.  Purchasers of our Common Stock may have difficulty selling their securities should they desire to do so and holders may lose their entire investment.

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

ITEM 2.     PROPERTIES.

Our principal place of business is located at 506 NW 77th Street, Boca Raton, Florida 33487. This location consists of 5,000 square feet of office and conference room space and also houses our primary warehouse which consists of 11,600 square feet.  We sublease this property on a month to month basis from a related party Royal Strategies and Solutions, Inc. (“Royal”), which is also owned by our management.  We pay rent to Royal of $13,228 per month.  Royal's lease expires in June 2014.  We do not anticipate that we will need to expand the office facility for the next 12 months.

We also maintain four satellite warehouses in Jacksonville, Tampa, Orlando and the Ft. Myers area to facilitate distribution at a monthly cost of approximately $1,200, $240, $154 and $140 respectively.  These leases are month to month.  As we expand our distribution geographically, we anticipate that we will require additional warehousing closer to the manufacturing facility and to the distribution which will create a cost savings on shipping for us as well as allow us to service our accounts on a timely basis.  Moreover, those warehouses can support the local and regional sales and sampling staff we take on as we expand our business.

Additionally, we own/lease a fleet of 11 DNA® branded vans which are used for selling, delivery and sampling to outlets.  We purchase or lease these vans new and used and when we believe the local market can support them.  We also spend an average of $2,000 per vehicle to create the DNA® branded graphics that are distinct to our Company.

Our IT, primarily our web site, is hosted remotely with redundancy capability.

We own and/or lease over 130 branded coolers that are placed in strategic locations to help generate sales of our product.  We did not purchase any coolers in 2011 due to our liquidity position.

ITEM 3.     LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings, nor are we aware of any legal proceedings threatened or in which any director or officer or any of their affiliates is a party adverse to our Company or has a material interest adverse to us.

ITEM 4.     REMOVED AND RESERVED

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Trading of our Common Stock commenced on the OTCBB in July 2008 under the trading symbol “FPRD.” In November 2010 our trading symbol became “DNAX.”

The table below sets forth the reported high and low bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2011	$1.25	$0.30
June 30, 2011	$1.25	$0.60
September 30, 2011	$1.05	$0.60
December 31, 2011	$0.69	$0.30

March 31, 2010	$0.39	$0.00
June 30, 2010	$1.25	$0.00
September 30, 2010	$1.35	$0.35
December 31, 2010	$1.50	$0.10

As of April 11, 2012, the closing bid price of our Common Stock was $ 0.365.

Trading volume in our Common Stock has been very limited since we commenced trading.  As a result, the trading price of our Common Stock is subject to significant fluctuations.

Holders

As of the date of this Report we had 431 holders of record for our Common Shares. The number of record shareholders does not include those persons who hold their shares in “street name.”

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

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Some of the information in this Report contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

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

In addition, to the transaction described above, our former Board of Directors approved a “spin-off” of a formerly wholly owned subsidiary company, Fancy Face Promotions, Inc., a Colorado corporation.  The terms of this “spin-off” provide for a dividend to be issued to our shareholders of one share of common stock for every share that our shareholders owned as of June 30, 2010, the record date of the dividend.

Presented below are our results of operations for our fiscal years ended December 31, 2011 and 2010.

Results Of Operations

Comparison of Results of Operations for the years ended December 31, 2011 and 2010

Revenue

Revenue for the year ended December 31, 2011 was $1,191,688 compared to $1,168,461 for the year ended December 31, 2010. This increase in revenue of 2.0% for year ended December 31, 2011 over the prior year is primarily attributable to our growing number of retail distribution channels in 2011 compared to 2010, combined with increased marketing efforts, offset by the loss of certain clients. We expect that our ongoing sales and marketing efforts, combined with our increasing brand recognition and the awards we have received for the quality of our products will continue to generate incremental revenues for us. However, our ability to achieve increased revenue is dependent upon our success in raising additional capital. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts, or that these efforts will generate increased revenues. See “Liquidity and Capital Resources,” below.

Gross Margin

We calculate gross margin by subtracting cost of goods sold from revenue. Gross margin percentage is calculated by dividing the gross margin by revenue. Our gross margin for the year ended December 31, 2011 was $391,648, compared to $299,387 for the year ended December 31, 2010. Our gross margin percentage increased during 2011 to 32.9% from 25.6% in 2010. The primary reasons for the increase in gross margin over the prior year is due to a change in the sales mix of our business and the recording of sampling expenses as a component of selling and marketing as opposed to cost of goods sold.

During the year ended December 31, 2011, we sold a higher percentage of beverage products than meat snacks when compared to the same periods in the prior year. Our beverage products yield a higher gross margin than our meat snacks. In addition, we recorded $105,023 in sampling expenses as a component of selling and marketing in 2011. For the prior year period, the cost of sampling was included as a component of cost of goods sold; negatively impacting our gross margin. The amount of sample expense realized in 2010 is indeterminable as we did not previously track such expenditures.

Since we are in a growth phase and continue to test varying price structures, a small number of sales and transactions can impact our gross margin percentage either positively or negatively. We do not believe that the gross margin percentages for the years ended December 31, 2011 and 2010 are necessarily indicative of future results if applied to larger sales volumes.

Compensation and Benefits

Compensation and benefits for the year ended December 31, 2011 were $1,747,714, compared to $3,510,129 for the year ended December 31, 2010. The decrease in compensation and benefits in 2011 when compared to the prior year is primarily attributable to a significant reduction in the number of employees and the grants of common stock to employees as incentive compensation in 2010.

Stock grants to employees vest immediately and are recorded at their fair market value on the date that our Board of Directors approves such grants. On January 11, 2010, we granted five key employees an aggregate of 1,932,586 shares of our common stock. We valued these shares at their quoted market values upon authorization and recorded an expense of $1,245,500.  Due to our limited liquidity, we incentivized key employees earning a small base salary with significant stock grants and expect to continue to do so in the future.

Our two executive officers have deferred cash payment of their salaries since 2008. For both the years ended December 31, 2011 and 2010, we recorded $250,000 in compensation expense related to these deferrals. During 2011, these principals were issued an aggregate of 1,000,000 shares of our common stock valued at $330,000 against their deferrals.  At December 31, 2011, the recorded value of these salary deferrals totaled $670,000 and was included in accrued liabilities on our Consolidated Balance Sheet.

General and Administrative

General and administrative expense (“G&A”) for the year ended December 31, 2011 was $945,060, compared to $999,015 for the year ended December 31, 2010. G&A is comprised primarily of rent, utilities, insurance, travel and entertainment, and other expenses and remained relatively unchanged.

Professional and outside services

Professional and outside services for the year ended December 31, 2011 was $950,965, compared to $2,209,840 for the year ended December 31, 2010. Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services.   The significant decrease in 2011 professional and outside services compared to 2010 is attributable to approximately $1,400,000 in legal fees incurred in 2010 as a result of the reverse merger that occurred on July 6th as described throughout this Report. Approximately $1,400,000 of the expense in 2010 is attributable to non-cash stock awards.

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2011 was $1,043,129, compared to $906,367 for the year ended December 31, 2010. The increase in selling and marketing expenses over the prior year is primarily attributable to the recording of sampling expenses; the cost of product given away through various promotional efforts and marketing events in an effort to better create brand awareness. In 2011, we recorded sampling expenses of $105,023 as a component of selling and marketing. For the prior year, the cost of sampling was included as a component of cost of goods sold. The amount of sample expense realized in 2010 is indeterminable as we did not previously track such expenditures.

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

Interest expense

Interest expense for the year ended December 31, 2011 was $159,087, compared to $116,081 for the year ended December 31, 2010. The increase in interest expense during the year ended December 31, 2011 over the prior year period is primarily attributable to the non-cash amortization of loan discounts related to secured, convertible debentures that we issued in 2011.

During the year ended December 30, 2011, we issued an aggregate principal value of $900,000 in secured, convertible debentures. Some of these debentures were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that will be amortized over their terms. For 2011, we recorded $63,045 in non-cash interest expense relative the loan discounts on these notes.

Net loss

We incurred a net loss of $4,472,848 during the year ended December 31, 2011, or ($0.12) per share, compared to a net loss of $7,468,422, or ($0.28) per share, for the year ended December 31, 2010.  Since our inception, we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

The weighted average number of basic and fully diluted shares outstanding for the years ended December 31, 2011 and 2010 was 38,080,802 and 26,729,555, respectively. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At December 31, 2011, we had $19,157 in bank loans outstanding as a result of overdrafts on our cash and cash equivalents’ bank accounts.

As reflected in the accompanying financial statements, we recorded net losses of $4,472,848 and $7,468,422 for the years ended December 31, 2011 and 2010, respectively. Net cash used in operations from the same periods were $2,885,668 and $3,536,794 respectively.  At December 31, 2011, we had a working capital deficit of $3,067,933 and a stockholders’ deficit of $3,577,155. This operating performance raises a substantial doubt about our ability to continue as a going concern. See “Risk Factors,” above.

Net cash used in operations was $2,885,668 for the year ended December 31, 2011, compared to $3,536,794 for the year ended December 31, 2010. The decrease in net cash used in operating activities of $651,126 is primarily due to the improvement in our consolidated results of operations over the prior year period. We recorded a net loss of $4,472,848 in 2011, as compared to $7,468,422 in the prior year. After excluding our non-cash expenses, we realized a net cash improvement of $1,340,575 over our consolidated results in the prior year. This is offset by the net cash use from the net change in our operating assets and liabilities in 2011 of $708,606 when compared to 2010.

Net cash provided by investing activities was $10,641 for the year ended December 30, 2011, compared to cash used of $67,624 during the same period in 2010. The reduction in net cash used in investing activities of $78,265 over the prior year is due to a net decrease of $34,739 in advances made to Royal Strategies and Solutions, Inc., a related party, and a decrease in the purchase of capital assets of $41,131 when compared to 2010.

Net cash provided by financing activities was $2,800,423 for the year ended December 31, 2011, compared to $3,667,630 for the same period in 2010. The decrease in net cash provided by financing activities of $867,207 from the prior year is primarily due to the decrease in proceeds received from loans by officers. During 2011, we received net loan proceeds of $226,288 from our officers as compared to net proceeds of $919,650 in the prior year. We received proceeds from the issuance new capital and indebtedness, as described below, aggregating $2,585,118 during 2011 as compared to $2,933,770 in the prior year.

In July 2010, we undertook a private offering of our common stock whereby we offered up to 3,000,000 shares at an offering price of $0.50 per share to “accredited investors” as that term is defined under the Securities Act of 1933, as amended.   We sold an aggregate of 2,060,000 shares and have received proceeds of $1,030,000 therefrom. Of this amount, $1,005,000 was received in 2010, and $25,000 was received in 2011. This offering was closed to investors in the first quarter of 2011.

In the first half of 2011, a number of our employees agreed to defer a portion of their cash compensation to assist us in improving our liquidity position. In return, we issued 230,000 shares of our common stock to our employees; and, additionally to provide a means for paying consultants and service providers.

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

In February 2011, we issued a secured, convertible debenture to an existing shareholder in the principal amount of $500,000, which becomes due three years from the date of issuance. The debenture bears interest at 12% per annum and is payable quarterly beginning in May 2011. In addition, as further inducement for loaning us funds, we issued 125,000 restricted shares of our common stock to the holder upon execution. The common shares were valued at $31,250, their fair market value, and recorded as discount to the debenture. These costs will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in our financial statements.  Further, we agreed to pay to the maker an annual transaction fee of $30,000 in equal installments on a quarterly basis beginning in May 2011. The balance due under the debenture is collateralized by all of our assets, including but not limited to inventory, receivables, vehicles and warehouse equipment. Lastly, we agreed to issue 750,000 shares of our common stock (the “Escrowed Shares”), in favor of the maker, to be held in escrow by a mutually agreeable party. In the event of failure to pay all or any portion of the principal and interest due under the debenture, including any and all rights to cure, the Escrowed Shares shall be released to the maker. The Escrowed Shares are not entitled to voting rights, or to receive any dividends if and when declared unless and until the Escrowed Shares are released.  As of the date of this Report we have timely made all payments due.

In May 2011, we commenced a private offering of our common stock whereby we are offering up to 13,333,333 shares at an offering price of $0.45 per share, or $6,000,000, to accredited investors. As of December 31, 2011, we sold an aggregate of 1,115,887 shares and received proceeds of $527,150 therefrom.

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

In June 2011, we issued a convertible debenture to an existing shareholder in the amount of $125,000. The debenture bears interest at 12% per annum, which is payable in our common stock at the time of maturity. The debenture is convertible at any time prior to maturity into 150,000 shares of our common stock. This beneficial conversion feature was valued at $90,750, using Black-Sholes methodology, and recorded as a discount to the debenture. These costs will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in our financial statements.

In July and August 2011, we issued a series of secured convertible debentures to accredited investors aggregating $275,000 in gross proceeds. All proceeds from these debentures were utilized solely for the purpose of funding raw materials and inventory purchases through the use of an escrow agent. The debentures bear interest at 12% per annum, payable in monthly installments. The debentures are convertible at any time prior to maturity at a conversion price equal to 80% of the average share price of the Company’s common stock for the 10 previous trading days prior to conversion, but not less than $0.70. In addition, as further inducement for loaning the Company funds, the Company issued the lenders 68,750 restricted shares of its common stock and 137,500 common stock warrants exercisable at $1.25 per share.

Until we are successful in obtaining additional equity capital we will likely continue to rely upon related-party debt, issuance of additional debentures from our shareholders or equity financing in order to ensure the continuing existence of our business.  We were indebted to our management in the amounts of $1,303,388 and $1,077,100 at December 31, 2011 and December 31, 2010, respectively.  In May 2010, we issued 5,961,217 shares of our restricted common stock in exchange for the officers’ retiring $1,634,828 of loans payable.

Additionally we are working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements, and allocating sufficient resources to continue with advertising and marketing efforts. There can be no assurances that these efforts will be successful. If these efforts are not successful, it could have a material adverse impact.

Subsequent Event

Effective April 9, 2012, we executed an Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc., New York, NY (“CMI”), wherein CMI has agreed to provide us with various consulting services, as well as to assist us in our efforts to raise equity capital.  The agreement provides for CMI to engage in two separate private offerings with the initial offering raising up to $1.5 million and the second offering raising up to $2.5 million, each on a “best efforts” basis.  In consideration for the services to be rendered to us by CMI, we have agreed to pay CMI an initial fee of $25,000, plus an additional $60,000 over a 24 month period at the rate of $2,500 per month.  We have the option to issue shares of our common stock in lieu of a monthly cash payment.  We have also agreed to issue to CMI 2,750,000 shares over the course of the term of the agreement, including 750,000 shares upon execution and 250,000 shares issued on a quarterly basis beginning July 1, 2012.  If CMI is successful in raising the equity capital discussed herein, they will receive cash compensation equal to 10% of the aggregate amount raised, plus 3% in non-accountable expenses, plus additional shares of our common stock equal to 8% of the shares we issue in such financing.

Trends

Our emphasis over the next 12 months will continue to be to build our brand and increase revenues. We have been actively involved in discussions with potential investors to provide us with  additional equity funding. Assuming receipt of funding we intend to continue to increase our expansion efforts, including ecompleting the build out of Florida to achieve a minimum 60% market penetration, as well as to continue our marketing efforts in Southern California and Wisconsin. We also plan to expand operations into New York and Texas. Florida, California, New York and Texas represent 4 of the top five convenience store outlets in the USA.

Creating more brand awareness and trials will be addressed through a significant publica relations and advertising program. Public relations, targeted Cable TV advertising, increased "cas in hand" sampling, events and billboards will round out the program. We will also continue to develop and expand those areas where our producs are currently being distributed. The public relations and advertising program will encompass these locations as well.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2011.

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

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.  We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the year ended December 31, 2011, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position

Darren M. Marks	44	Chief Executive Officer, President and Director

Melvin Leiner	72	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary, Treasurer and Director

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

Resumes

Darren M. Marks has been the President, Chief Executive Officer and a Director of our Company since July 2010.  Prior, he held similar positions with DNA Beverage, Inc.  since August 2007.  Prior, from May 2004 through July 2007, he was the President, CEO and a director of Grass Roots Beverage Company, Inc., Boca Raton, FL.  From 2001 through April 2006, Mr. Marks served in an executive capacity for Royal Strategies and Solutions, Inc., a brokerage services company servicing primarily ethnic food companies seeking to expand distribution and is currently its Vice President and a director.  He has been instrumental in the development, production and marketing of DNA’s initial product offering and has been responsible for developing all DNA’s relationships in the action sports community.  From 1991 to 1997, Mr. Marks served as founder and Vice President of Sims Communications, Inc., a publicly-traded NASDAQ telecommunications company, and was responsible for the creation, design and funding of a national telecommunication program for clients such as Alamo Rent-a-Car and the American Automobile Association.  He devotes substantially all of his time to our affairs.

Melvin Leiner has been Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and a Director of our Company since July 2010.  Prior, he held similar positions with DNA Beverage, Inc. since August 2007. Prior, from May 2004 through July 2007, he held similar positions with Grass Roots Beverage Company, Inc., Boca Raton, FL.  From 2001 through April 2006, Mr. Leiner served in an executive capacity for Royal Strategies and Solutions, Inc., a brokerage services company servicing primarily ethnic food companies seeking to expand distribution and is currently its President and a director.  Mr. Leiner has over 35 years of entrepreneurial and management experience in developing, initiating, and operating companies in a broad range of industries including the beverage industry.  He has served in an executive capacity and consultant for numerous privately held and public companies in the beverage and telecommunications industries.  Mr. Leiner was also the founder, Chairman and CEO of Sims Communications, Inc., a NASDAQ-traded telecommunications company and former financial consultant with several firms specializing in new ventures.  He devotes substantially all of his time to our affairs.

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

ITEM 11.   EXECUTIVE COMPENSATION

Remuneration

Following is a table containing the aggregate compensation paid to our Chief Executive Officer and Chief Financial Officer, our only two officers who also serve as our only Directors during our fiscal years ended December 31, 2011, 2010 and 2009, along with our two highest paid employees:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total Compensation ($)
Darren Marks,	2011	$125,000	$—	$27,734	$152,734
CEO/President	2010	$125,000	$—	$18,308	$143,308
	2009	$125,000	$116,000	$17,239	$258,239

Melvin Leiner,	2011	$125,000	$—	$19,166	$144,166
Executive VP/COO/CFO/Treasurer/Secretary	2010	$125,000	$—	$10,316	$135,316
	2009	$125,000	$116,000	$9,691	$250,691
———————
(1)
The salaries for Mr. Marks and Mr. Leiner have been accrued since 2008. In 2011 Mr. Marks and Mr. Leiner each received $165,000 in stock compensation (500,000 shares of DNA common stock valued at $0.35 per share) to reduce the accrued liability the Company has to them.

(2)	Represents the issuance of 200,000 shares of Common Stock which had a market price of $0.58 on the date of the Board of Director resolution.
(3)	Represents insurance premiums and car allowances paid by us.

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

Our current executive officers(who are also our only directors) receive annual salaries of $125,000 per person. Our directors are not compensated for the performance of their duties as directors, other than reimbursement of out of pocket expenses incurred in the performance of their duties.

Stock Plans

In June 2011 we adopted the "DNA Brands Inc. 2011 Stock Bonus Plan," as amended (the "Plan"), to encourage and enable selected officers, directors, consultants and key employees upon whose judgement, initiative and effort we depend for the successful conduct of our business, to acquire and retain shares of our Common Stock, to keep personnel of experience and ability in our employ and to compensate them for their contributions to the growth and profits of our Company and thereby induce them to continue to make such contributions in the future.

An aggregate of 2,000,000 shares of our Common Stock have been reserved for issuance under the Plan. As of the date of this report we have issued 1,963,000 of these shares. The Plan is administered by our Board of Directors and shares are issued pursuant to the Plan in their sole discretion.

We may adopt additional Plans in the future.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information regarding beneficial ownership of our Common Stock as of the date of this Report by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our officers and Directors, and (iii) all Directors and executive officers as a group as of December 31, 2011.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class(3)

Common	Darren Marks (1) (2) 506 NW 77th Street Boca Raton, Florida, 33487	3,555,359(2)	7.1%

Common	Melvin Leiner (1) (3) 506 NW 77th Street Boca Raton, Florida, 33487	3,445,808(3)	6.9%

Common	All Officers and Directors As a Group (2 persons)	7,001,167(2) (3)	14%
———————
(1)	Officer and director of our Company.
(2)	Includes 3,547,995 held under the name Family Tys, LLC.
(3)	Includes 3,437,496 held under the name 4 Life LLC.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file. Based on available information, filings required under Section 16(a) were complied with for the period covered by this report. However these reports were filed late.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since our inception our executive officers have loaned us significant amounts of operating capital on an interest free basis and without formal repayment terms.  In May 2010, we issued 5,961,217 shares of our common stock in exchange for the officer’s retiring $1,634,828 of loans payable. We did not issue any shares in 2011 to retire loans payable to officers. As of December 31, 2011 these loans totaled $1,303,388.

We maintain a brokerage agreement with Royal Strategies and Solutions, Inc. (“RSS”), a related party. Under the terms of the agreement, RSS promotes our products in return for a commission on successful sales or sales agreements. We also share a common base of majority stockholders with RSS.  Additionally, our principal executive officers also serve as corporate officers to RSS.

RSS leases office space and a warehouse which is partially subleased to us. We utilize this space for the warehousing and distribution of our products.  In addition, RSS is financially responsible for other operating costs and personnel that are utilized by or dedicated to us. We, in turn, provides cash financing to RSS; either via allocated charge backs or non-interest bearing loans.  Loans receivable from the related party RSS at December 31, 2011 was $18,247 and is non-interest bearing.  For the years ended December 31, 2011 and December 30, 2010, we recorded $68,820 and $210,722 in expenses, respectively, from activity associated with RSS. These expenses were comprised primarily of brokerage fees, commissions and administrative services.

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

For sponsorship purposes, during 2011 we issued 10,000 restricted shares valued at $0.25 per share to Luke Marks, the son of Darren Marks our CEO.  Luke Marks was recently named one of the Top 20 –under 16 (years of age) surfer in the world. The Company believes the shares issued are not material to Company operations and represents compensation to Luke Marks for added publicity he is generating for DNA.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Auditors Fiscal Year ended December 31, 2011

Audit Fees: The aggregate fees, including expenses, billed by our independent accountants for professional services rendered for the audit of our consolidated financial statements during the fiscal years ending December 31, 2011 and 2010 and for the review of our financial information included in our quarterly reports on Form 10-Q during the fiscal years ending December 31, 2011 and 2010 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ending December 31, 2011 and 2010 were $76,730 and $55,623, respectively.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of our audit or review of our financial statements during the years ended December 31, 2011 and 2010 were $12,870 and $-0-, respectively.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during years 2011 and 2010 were $57,525 and $425, respectively.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to us by our independent accountants during years 2011 and 2010 were $-0- and $-0-, respectively.

We have no audit committee.  Our board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence.  All services were approved by the board of directors prior to the completion of the respective audit.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

10.24	Sponsorship Agreement with Jeff Ward Racing

10.25	Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

No.	Description	Filed With	Date Filed

3.1	Articles of Incorporation	Form SB-2 Registration Statement	January 22, 2008

3.2	Bylaws	Form SB-2 Registration Statement	January 22, 2008

3.3	Articles of Amendment to Articles of Incorporation filed July 7, 2010	Form 8-K/A Dated July 6, 2010	October 18, 2010

3.4	Statement of Share and Equity Exchange filed July 8, 2010	Form S-1 Registration Statement	December 15, 2010

10.1	Share Exchange Agreement Between Famous Products, Inc. and DNA Beverage Corporation	Form 8-K Dated July 6, 2010	July 12, 2010

10.2	Purchase and Sale Agreement between Famous Products, Inc. and DNA Beverage Corporation	Form 8-K Dated July 6, 2010	July 12, 2010

10.3	Form of Distribution Agreement with Anheiser Busch Distributors	Form S-1/A1 Registration Statement	February 24, 2010

10.4	Vendor Participation Agreement with Walgreen Co and Professional Sports Teams	Form S-1/A1 Registration Statement	February 24, 2010

10.5	Form of Advertising and Promotion Agreement with Professional Sports Teams*	Form S-1/A1 Registration Statement	February 24, 2010

10.6	Letter Agreement with Circle K Stores, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.7	Business Development Agreement with Racetrac Petroleum*	Form S-1/A1 Registration Statement	February 24, 2010

10.8	Title Sponsorship Agreement with C&R Motorsports LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.9	Sponsorship Agreement with Star Racing LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.10	Memorandum of Understanding between DNA Brands & Star Racing LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.11	Sales, Marketing and Manufacturing Agreement with Monogram Meat Snacks LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.12	Brokerage Service Agreement with Reese Group, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.13	AAFES Retail Agreement – Army & Air Force Exchange Service	Form S-1/A1 Registration Statement	February 24, 2010

10.14	Broker Agreement with Royal Strategies and Solutions, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.15	Trust Agreement	Form S-1/A1 Registration Statement	February 24, 2010

10.16	Letter Agreement with Equinox Securities, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.17	12% Secured Convertible Debenture	Form S-1/A1 Registration Statement	February 24, 2010

10.18	Letter Agreement with Circle K Stores, Inc.	Form 10-K	March 30, 2011

10.19	Business Development Agreement with Racetrac Petroleum, Inc.	Form 10-K	March 30, 2011

10.20	Letter Agreement with Walgreens	Form 10-K	March 30, 2011

10.21	Distributor Agreement with City Beverages Limited Partnership	Form 10-K	March 30, 2011

10.22	Distributorship Agreement with Sand Dollar Distributors LLC	Form 10-K	March 30, 2011

10.23	Vendor Participation Agreement with Walgreen Co and Orlando Magic	Form 10-K	March 30, 2011

16.1	Letter of Ronald R. Chadwick, P.C.	Form 8-K Dated September 10, 2010	September 13, 2010

16.2	Letter of Ronald R. Chadwick, P.C.	Form 8-K/A Dated September 10, 2010	September 16, 2010

21.1	List of Subsidiaries	Form S-1 Registration Statement	December 15, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

DNA BRANDS, INC.

Dated: April 11, 2012	By:	/s/ Darren Marks
Darren Marks, Chief Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Darren Marks	April 11, 2012
Darren Marks, Director

/s/ Melvin Leiner	April 11, 2012
Melvin Leiner, Director

DNA Brands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of DNA Brands, Inc.

We have audited the accompanying consolidated balance sheets of DNA Brands, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2011. DNA Brands, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNA Brands, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman

Fort Lauderdale, FL
April 10, 2012

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010

	2011	2010

ASSETS
Current assets
Cash and cash equivalents	$—	$74,604
Accounts receivable, net	86,410	139,819
Inventory	179,363	150,978
Loans receivable from related party	18,247	26,493
Prepaid expenses and other current assets	31,647	20,831
Total current assets	315,667	412,725
Property and equipment, net	31,624	54,281
Other assets	25,199	26,099
Total assets	$372,490	$493,105

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdrafts	$19,157	$—
Accounts payable	702,301	472,649
Accrued liabilities	1,355,576	1,390,533
Loans payable, current portion	3,178	10,984
Loans payable to officers	1,303,388	1,077,100
Total current liabilities	3,383,600	2,951,266
Loans payable, net of current portion	—	3,177
Convertible, subordinated debentures, net of discounts	566,045	—
Total liabilities	3,949,645	2,954,443

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, zero and zero issued
and outstanding, respectively	—	—
Common stock, $0.001 par value, 100,000,000 authorized, 45,425,135 and 35,828,980
issued and outstanding, respectively	45,425	35,829
Additional paid-in capital	17,809,281	14,461,846
Accumulated deficit	(21,431,861)	(16,959,013)
Total stockholders' deficit	(3,577,155)	(2,461,338)
Total liabilities and stockholders' deficit	$372,490	$493,105

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Sales	$1,191,688	$1,168,461
Cost of goods sold	800,040	869,074
Gross margin	391,648	299,387
Operating expenses
Compensation and benefits	1,747,714	3,510,129
Depreciation expense	18,541	26,377
General and administrative expenses	945,060	999,015
Professional and outside services	950,965	2,209,840
Selling and marketing expenses	1,043,129	906,367
Total operating expenses	4,705,409	7,651,728
Loss from operations	(4,313,761)	(7,352,341)
Other expense
Interest expense	(159,087)	(116,081)
Total other expense	(159,087)	(116,081)
Loss before income taxes	(4,472,848)	(7,468,422)
Income taxes	—	—
Net loss	$(4,472,848)	$(7,468,422)

Loss per share:
Basic and diluted	$(0.12)	$(0.28)

Weighted average number of common shares outstanding:
Basic and diluted	38,080,802	26,729,555

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Issued	Amount	Capital	Deficit	Total

Balance, December 31, 2009	—	$—	19,847,671	$19,848	$6,430,518	$(9,490,591)	$(3,040,225)

Issuance of common stock in connection with private offerings	—	—	4,611,781	4,612	1,749,988	—	1,754,600
Issuance of common stock warrants in connection with private offering of common stock	—	—	—	—	346,150	—	346,150
Issuance of common stock in exchange for consulting, professional and other services	—	—	1,413,866	1,414	1,524,468	—	1,525,882
Issuance of common stock as compensation to key members of management	—	—	1,932,586	1,932	1,243,568	—	1,245,500
Issuance of common stock in exchange for conversion of debt with officers	—	—	5,961,218	5,961	1,628,867	—	1,634,828
Issuance of common stock in exchange for conversion of convertible, subordinated debentures	—	—	910,658	911	565,850	—	566,761
Issuance of common stock in connection with common stock warrant exercises	—	—	1,151,200	1,151	831,869	—	833,020
Common stock options granted to employees	—	—	—	—	140,568	—	140,568
Net loss	—	—	—	—	—	(7,468,422)	(7,468,422)

Balance, December 31, 2010	—	—	35,828,980	35,829	14,461,846	(16,959,013)	(2,461,338)

Issuance of convertible, preferred stock in connection with private offerings	4,527,000	4,527	—	—	1,102,223	—	1,106,750
Conversion of convertible, preferred stock into common stock	(4,527,000)	(4,527)	4,527,000	4,527	—	—	—
Issuance of common stock in connection with private offerings	—	—	1,248,470	1,248	272,696	—	273,944
Issuance of common stock warrants in connection with private offering of common stock	—	—	—	—	253,206	—	253,206
Issuance of common stock in exchange for consulting, professional and other services	—	—	2,192,066	2,192	881,221	—	883,413
Issuance of common stock as compensation to employees and officers	—	—	1,230,000	1,230	390,270	—	391,500
Issuance of common stock in connection with convertible debenture offering	—	—	193,750	194	61,994	—	62,188
Issuance of common stock in connection with common stock warrant exercises	—	—	204,869	205	51,013	—	51,218
Fair market value of warrants issued in conjunction with convertible debentures	—	—	—	—	185,005	—	185,005
Recognition of beneficial conversion features embedded within convertible debentures	—	—	—	—	149,807	—	149,807
Net loss	—	—	—	—	—	(4,472,848)	(4,472,848)

Balance, December 31, 2011	—	$—	45,425,135	$45,425	$17,809,281	$(21,431,861)	$(3,577,155)

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010

Cash flows from operating activities:
Net loss	$(4,472,848)	$(7,468,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	18,541	26,377
Loss on disposal of fixed assets	1,721	2,502
Non-cash interest expense related to discount on convertible, subordinated debentures	63,045	89,717
Provision for doubtful accounts	54,296	36,969
Common stock issued in exchange for services	883,413	1,525,882
Common stock issued as employee compensation	391,500	1,245,500
Share based compensation expense related to employee stock option grants	—	140,568
Changes in operating assets and liabilities:
Accounts receivable	(887)	(159,364)
Inventory	(28,385)	(18,820)
Prepaid expenses and other current assets	(9,916)	90,955
Bank overdraft	19,157	—
Accounts payable	229,652	146,796
Accrued liabilities	(34,957)	804,546
Net cash used in operating activities	(2,885,668)	(3,536,794)
Cash flows from investing activities:
Purchase of property and equipment	—	(41,131)
Proceeds from the sale of property and equipment	2,395	—
Loan receivable from related party	8,246	(26,493)
Net cash provided by (used in) investing activities	10,641	(67,624)
Cash flows from financing activities:
Net proceeds from officer loans	226,288	919,650
Net proceeds from convertible debentures	900,000	—
Net repayment of loans payable to related party	—	(160,479)
Repayments of loans payable	(10,983)	(25,311)
Net proceeds from the issuance of convertible preferred stock	1,106,750	—
Net proceeds from the issuance of common stock	527,150	2,100,750
Net proceeds from the exercise of common stock warrants	51,218	833,020
Net cash provided by financing activities	2,800,423	3,667,630
Net change in cash and cash equivalents	(74,604)	63,212
Cash and cash equivalents at beginning of period	74,604	11,392
Cash and cash equivalents at end of period	$—	$74,604

Supplemental disclosures:
Interest paid	$55,360	$17,520
Income taxes paid	$—	$—

Supplemental disclosures of non-cash investing and financing activities:

Common stock issued in connection with conversion of loans payable to officers	$—	$1,634,828
Common stock issued in connection with conversion of convertible, subordinated debentures and accrued interest	$—	$566,761
Discount on convertible debentures	$397,000	$—

 The accompanying notes are an integral part of these financial statements.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies

DNA Brands, Inc. (hereinafter referred to as “the Company” or “DNA”) produces, markets and sells a proprietary line of four carbonated blends of DNA Energy Drinks®, as well as a line of meat snacks made up of two beef jerky flavors and three flavors of beef sticks, and other related products.

The Company was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc. Prior to July 6, 2010, the Company was a holding company operating as a promotion and advertising company.

Effective July 6, 2010, the Company executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation (“DNA Beverage”) of Boca Raton, Florida, and 100% of the common stock of DNA Beverage’s wholly-owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of the Company’s common stock. As a result of this transaction, the Company changed its name to DNA Brands, Inc.

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at December 31, 2011 and 2010.

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

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

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized

The Company follows the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 ("FIN 48"). FASB Statement No. 109 has been codified in ASC Topic 740. ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC Topic 740. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. ASC Topic 740 did not result in any adjustment to the Company's provision for income taxes.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share using the weighted average number of shares of common stock outstanding during the period.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

2.  Recently Issued Accounting Pronouncements

Accounting Standards that have been issued or proposed by the FASB or other standard-setting bodies, that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

3.  Going Concern

As reflected in the accompanying financial statements, the Company has recorded net losses of $4,472,848 and $7,468,422 for the years ended December 31, 2011 and 2010, respectively. Net cash used in operations from the same periods were $2,904,825 and $3,536,794, respectively.  At December 31, 2011, the Company had a working capital deficit of $3,067,933 and a stockholders’ deficit of $3,577,155. These matters raise a substantial doubt about the Company’s ability to continue as a going concern.

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

4.  Inventory

The following table sets forth the composition of the Company’s inventory at December 31, 2011 and 2010:

	2011	2010

Raw materials	$37,228	$25,672
Finished goods – beverages and meat snacks	142,135	125,306
Total inventory	$179,363	$150,978

5.  Accounts Receivable and Customer Credit Concentration

The following table sets forth the composition of the Company’s accounts receivable at December 31, 2011 and 2010:

	2011	2010

Accounts Receivable	$135,246	$144,032
Less: Allowance for doubtful accounts	(48,836)	(4,213)
Accounts Receivable, net	$86,410	$139,819

Bad debt expense for the years ended December 31, 2011 and 2010 was $54,296 and $36,969, respectively.

As of December 31, 2011, one customer accounted for 79.4% of the Company’s accounts receivable balance.

During 2011, three customers accounted for approximately 17.8%, 14.1% and 10.1% of the Company’s sales, respectively.  In 2010, two customers accounted for approximately 14.7% and 11.5% of sales, respectively.  The customer that represented 11.5% of sales in 2010 grew to 17.8% in 2011.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

6.  Prepaid Expenses and Other Assets

The following table sets forth the composition of the Company’s prepaid expenses and other assets at December 31, 2011 and 2010:

	2011	2010

Short-term security deposit	$10,000	$10,000
Employee and other advances	46,846	33,930
Miscellaneous, other	—	3,000
Total prepaid expenses and other assets	56,846	46,930
Less: Non-current portion	25,199	26,099
Prepaid expenses and other current assets	$31,647	$20,831

7.  Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at December 31, 2011 and 2010:

	2011	2010

Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	75,907	91,785
Accumulated depreciation	(72,129)	(65,350)
Total property and equipment, net	$31,624	$54,281

Depreciation expense for the years ended December 31, 2011 and 2010 was $18,541 and $26,377, respectively. In March 2011, the Company disposed of one of its vehicles. As a result of the transaction, the Company received cash proceeds of $250 and recorded a loss on disposal of $3,014. In November 2011, a flood damaged another of the Company’s vehicles which the insurance company determined to be a total loss. As a result, the Company received insurance proceeds of $2,145 and recorded a gain on disposal of $1,293.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

8.  Accrued Expenses

The following table sets forth the composition of the Company’s accrued expenses as of December 31, 2011 and 2010:

	2011	2010

Salaries and bonuses	$767,798	$750,000
Interest expense on convertible debentures	7,932	—
Professional services	20,426	290,060
Vendor agreement	—	71,103
Payroll taxes and penalties	559,420	279,370
Total accrued expenses	$1,355,576	$1,390,533

Salaries and bonuses represent amounts due to officers and employees. Due to the Company’s shortage of liquidity, its two principal executive officers have deferred cash payment of their salaries since 2008. During 2011, an aggregate of 1,000,000 shares of the Company’s common stock valued at $330,000 were paid to the officers in lieu of cash. As of December 31, 2011, the Company’s officers were still owed $670,000 as a result of their deferrals and its employees were owed $97,798 for amounts earned and accrued in the normal course of business.

As of December 31, 2011 and 2010, accrued payroll taxes and penalties represented the unpaid portion of employer and employee payroll taxes totaling approximately $446,460 and $231,066, respectively. The Company has estimated potential penalties associated with these unpaid amounts to be $112,960 and $48,304 as of December 31, 2011 and 2010. The Company has engaged the services of a professional experienced in payroll tax matters to work with the Company and Internal Revenue Service (IRS) to achieve a re-payment plan acceptable to the IRS. In March 2012 the Company made a payment of $50,000 against this liability.

9.  Loans Payable

Loans payable were comprised primarily of financing agreements for vehicles and beverage coolers utilized in the distribution and storage of the Company’s products. The range of interest rates on these loans was between 9% and 26%. The following table sets forth the current and long term portions of bank loans as of December 31, 2011 and 2010:

	2011	2010

Loans payable	$3,178	$14,161
Less: Current portion of loans payable	(3,178)	(10,984)
Total long term loans payable	$—	$3,177

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

10.  Convertible Debentures, Net of Discounts

A summary of the issuances of all convertible notes during the years ended December 31, 2011 and 2010 are as follows:

Issue Date	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares
02/18/2011	12%	$500,000	02/18/2014	1.33
06/15/2011	12%	125,000	06/30/2014	1.20
07/18/2011	12%	25,000	07/31/2015	1.43	(1)
07/28/2011	12%	100,000	07/31/2015	1.43	(1)
08/03/2011	12%	100,000	07/31/2015	1.43	(1)
08/26/2011	12%	50,000	07/31/2015	1.43	(1)
Total		$900,000

(1)
The Company has determined the conversion ratio as of December 31, 2011. These debentures are convertible at a conversion price equal to 80% of the average share price of the Company’s common stock for the ten previous trading days prior to conversion. As a result, the conversion ratio may fluctuate from period to period.

The following table summarizes the Company’s convertible subordinated debentures as of December 31, 2011 and 2010:

	2011	2010

Convertible notes-face value	$900,000	$529,000
Loan discount	(397,000)	(89,717)
Add: amortization of loan discount	63,045	89,717
Less: conversion of notes to common stock	—	(529,000)
Net convertible notes	$566,045	$—

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

In June 2011, the Company issued a convertible debenture to an existing shareholder in the amount of $125,000. The debenture bears interest at 12% per annum, which is payable in the Company’s common stock at the time of maturity. The debenture is convertible at any time prior to maturity into 150,000 shares of the Company’s common stock. This beneficial conversion feature was valued at $90,750, using Black-Scholes methodology, and recorded as a discount to the debenture. These costs will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)
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

At December 31, 2010, the Company had no secured, convertible debentures outstanding. No convertible debentures were issued in 2010. In May and June 2010, the holders of outstanding notes aggregating $529,000 in principal and $37,671 in accrued interest agreed to convert their notes into 910,657 shares of the Company’s common stock. The approximate value per share was $0.62.

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2011 and 2010.

	2011	2010
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	1.67% - 2.01%	1.55%
Expected volatility (3)	91.69% - 121.98%	147.70%
Expected life (in years) (4)	3.0 - 4.0	0.03 - 1.00
———————
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of three similar publicly traded companies.
(4)	The expected life represents the due date of the note.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

11.  Loans Payable to Officers

The following table summarizes the Company’s loans payable to officers as of December 31, 2011 and 2010:

	2011	2010

Loans payable to officers	$1,303,388	$1,077,100

Since the Company’s inception, its principal executive officers have loaned the Company significant amounts of operating capital on an interest free basis and without formal repayment terms. In May 2010, the Company agreed to issue 5,961,217 shares of the Company’s restricted common stock in exchange for the officers’ retiring $1,634,828 of loans payable. No such issuances or conversions were made during the year ended December 31, 2011.

12.  Related Party Transactions and Balances

The Company, through its wholly-owned subsidiary Grass Roots, maintains a brokerage agreement with Royal Strategies and Solutions, Inc. (“RSS”), a related party. Under the terms of the agreement, RSS promotes the Company’s products in return for a commission on successful sales or sales agreements. The Company shares a common base of majority stockholders with RSS.  Additionally, the Company’s two principal executive officers also serve as corporate officers to RSS.

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

The following table summarizes the Company’s loans receivable from related party as of December 31, 2011 and 2010:

	2011	2010

Loans receivable from related party	$18,247	$26,493

For the years ended December 31, 2011 and 2010, the Company recorded $68,820 and $210,722 in expenses, respectively, from activity associated with RSS. These expenses were comprised primarily of brokerage fees, commissions and administrative services.

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

13.  Equity

Preferred and Common Stock

At December 31, 2011 the Company was authorized to issue 10,000,000 shares of $0.001 Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

At December 31, 2011 and 2010, no preferred stock was issued or outstanding. At December 31, 2011 and 2010, common stock issued and outstanding totaled 45,425,135 and 35,828,980 shares, respectively.

Since 2007, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt.

Stock Options

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of December 31, 2011, the Company had not granted any options pursuant to either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

	Number of Options	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding on December 31, 2010	226,076	$1.49	4.00
Granted	—	—	—
Exercised	—	—	—
Forfeited and expired	—	—	—
Outstanding and exercisable on December 31, 2011	226,076	$1.49	3.00

Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2011, was $-0-.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the closing price of the Company’s common stock of $0.72 on December 31, 2011, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2011, there was $-0- in unrecognized compensation related to stock options outstanding.  All outstanding stock options are vested. Since the inception of the Company, no stock options have been exercised.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Warrants

The following table reflects all outstanding and exercisable warrants for the periods ended December 31, 2011 and 2010. All stock warrants are immediately vested upon issuance and are exercisable for a period five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2009	3,275,707	$1.60	3.89
Warrants issued	1,061,105	$1.75	4.41
Warrants exercised	(1,157,441)	$0.50	—
Balance, December 31, 2010	3,179,371	$1.62	3.04
Warrants issued	659,442	$1.25	4.28
Warrants exercised	(204,869)	$0.25	—
Balance, December 31, 2011	3,633,944	$1.56	2.57	(1)
———————
(1)	The remaining contractual life of the warrants outstanding as of December 31, 2011 ranges from 1.08 to 4.67 years.

The value of the common stock options and warrants has been determined using the following Black Scholes methodology:

	2011	2010
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	1.67% - 1.75%	1.55%
Expected volatility (3)	91.69% - 109.31%	147.70%
Expected life (in years)	5.0	5.00
———————
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on three similar publicly traded companies.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

14.   Earnings Per Share

In accordance with ASC 260, which replaced SFAS No. 128, Earnings per Share (“SFAS No. 128”), basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options and warrants.  Potentially dilutive common shares have been excluded from the diluted loss per common share computation for each of the two years ended December 31, 2011 and 2010 because such securities have an anti-dilutive effect on loss per share due to the Company’s net loss.

The following table sets forth as of December 31, 2011 and 2010 the number of potential shares of common stock issuable that have been excluded from diluted earnings per share because their effect was anti-dilutive:

	2011	2010
Stock options	226,076	226,076
Outstanding unexercised warrants	3,633,944	3,179,371
Total	3,860,020	3,406,047

15.   Income Taxes

The actual income tax expense for 2011 and 2010 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34.4% to income before provision for income taxes) as follows:

	2011	Effective Tax Rate	2010	Effective Tax Rate
Federal taxes at statutory rate	$(1,538,660)	34.40%	$(2,569,137)	34.40%
State income taxes, net of federal tax benefit	(161,380)	3.61%	(269,461)	3.61%
Temporary differences	454,163	(10.16)%	1,201,794	(16.09)%
Change in valuation allowance	1,245,877	(27.85)%	1,636,804	(21.92)%

Total	$—	0.00%	$—	0.00%

The following table represents the tax effects of significant items that give rise to deferred taxes as of December 31, 2011 and 2010:

	2011	2010
Deferred tax asset:
Net operating loss carryforward	$2,170,359	$924,481
Temporary differences	881,555	427,392
	3,051,914	1,351,873
Less: Valuation allowance	(3,051,914)	(1,351,873)
Net deferred tax asset	$—	$—

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

15.   Income Taxes (continued)

As of December 31, 2011, the Company has available approximately $5,710,268 of operating loss carryforwards before applying the provision of IRC Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes.  Net operating losses expire beginning in the year 2022.  As of December 31, 2011 and 2010, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets.  Changes in the estimated tax benefit that will be realized from the tax loss carryforwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

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

The acquisition of Grass Roots Beverage Company, Inc. on July 6, 2010 (see Note 1) and various other equity transactions resulted in an ownership change pursuant to Section 382.  The utilization of the $123,052 net operating loss as of December 31, 2011 is limited under IRC Section 382.

The tax years 2007 through 2011 remain open to examination by federal authorities and state jurisdictions where the Company operates.

16.   Commitments

As of December 31, 2011, the Company is committed to future minimum payments under non-cancelable operating leases for vehicles and equipment as follows:

2012	$80,687
2013	65,028
2014	33,614
2015	32,904
2016 and thereafter	24,000
Total	$236,233

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

Leases

The Company subleases office and warehouse space on a month to month basis in Boca Raton, Florida from RSS at the rate of approximately $13,288 per month. Additionally, the Company has commitments with a truck leasing company for $43,367 in 2012, and $75,833 in total through 2014. The Company also has commitments for leased telephone at the rate of $2,000 per month for 60 months through 2016.

Sponsorship and Other Agreements

As part of its marketing efforts, the Company enters into sponsorship agreements with athletes and celebrity spokespersons to promote its products. These agreements typically are for one or two year periods. As of December 31, 2011, the Company was committed to two sponsorship agreements with sport teams that display the Company’s logo for $403,750.

17.  Subsequent Events

Effective April 9, 2012, we executed an Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc., New York, NY (“CMI”), wherein CMI has agreed to provide us with various consulting services, as well as to assist us in our efforts to raise equity capital.  The agreement provides for CMI to engage in two separate private offerings with the initial offering raising up to $1.5 million and the second offering raising up to $2.5 million, each on a “best efforts” basis.  In consideration for the services to be rendered to us by CMI, we have agreed to pay CMI an initial fee of $25,000, plus an additional $60,000 over a 24 month period at the rate of $2,500 per month.  We have the option to issue shares of our common stock in lieu of a monthly cash payment.  We have also agreed to issue to CMI 2,750,000 shares over the course of the term of the agreement, including 750,000 shares upon execution and 250,000 shares issued on a quarterly basis beginning July 1, 2012.  If CMI is successful in raising the equity capital discussed herein, they will receive cash compensation equal to 10% of the aggregate amount raised, plus 3% in non-accountable expenses, plus additional shares of our common stock equal to 8% of the shares we issue in such financing.