Form 10-Q
period 2012-03-31
DNA BRANDS INC
filed 2012-05-18
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  March 31, 2012

DNA BRANDS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	000-53086	26-0394476
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer ID No.)

506 NW 77th Street Boca Raton, Florida, 33487
(Address of principal executive offices)

(954) 970-3826
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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 18, 2012 was 48,209,366 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☑

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$45,144	$-
Accounts receivable, net	26,752	86,410
Inventory	131,761	179,363
Loans receivable from related party	-	18,247
Prepaid expenses and other current assets	116,757	31,647
Total current assets	320,414	315,667
Property and equipment, net	28,286	31,624
Other assets	25,699	25,199
Total assets	$374,399	$372,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdrafts	$-	$19,157
Accounts payable	589,476	702,301
Accrued liabilities	1,412,162	1,355,576
Loans payable, current portion	1,837	3,178
Loans payable to officers	1,225,038	1,303,388
Convertible debentures, current portion, net of discount	524,950	-
Total current liabilities	3,753,463	3,383,600
Convertible debentures, net of discounts	620,701	566,045
Total liabilities	4,374,164	3,949,645

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, zero and zero issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 46,916,366 and 45,425,135 issued and outstanding,
respectively	46,916	45,425
Additional paid-in capital	18,886,279	17,809,281
Accumulated deficit	(22,932,960)	(21,431,861)
Total stockholders' deficit	(3,999,765)	(3,577,155)
Total liabilities and stockholders' deficit	$374,399	$372,490

The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

	2012	2011

Sales	$82,209	$265,817
Cost of goods sold	46,253	180,714
Gross margin	35,956	85,103
Operating expenses
Compensation and benefits	397,813	480,335
Depreciation expense	3,338	5,900
General and administrative expenses	203,503	231,557
Professional and outside services	209,276	205,468
Selling and marketing expenses	118,642	219,455
Total operating expenses	932,572	1,142,715
Loss from operations	(896,616)	(1,057,612)
Other expense
Interest expense	(604,483)	(9,065)
Total other expense	(604,483)	(9,065)
Loss before income taxes	(1,501,099)	(1,066,677)
Income taxes	-	-
Net loss	$(1,501,099)	$(1,066,677)

Loss per share:
Basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	46,166,217	35,031,697

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(1,501,099)	$(1,066,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,338	5,900
Loss on disposal of fixed assets	-	3,014
Non-cash interest expense related to discount on convertible debentures	568,226	1,170
Provision for doubtful accounts	79,996	4,892
Common stock and common stock warrants issued in exchange for services	268,499	290,500
Share based compensation expense related to employee stock option grants	62,500	-
Changes in operating assets and liabilities:
Accounts receivable	(2,091)	(43,762)
Inventory	47,602	(10,921)
Prepaid expenses and other current assets	(85,110)	(216,561)
Other assets	(500)	-
Bank overdraft	(19,157)	-
Accounts payable	(112,825)	46,797
Accrued expenses	56,586	207,566
Net cash used in operating activities	(634,035)	(778,082)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	-	250
Net advances to related party	-	3,148
Net cash provided by investing activities	-	3,398
Cash flows from financing activities:
Net proceeds from (repayments on) loans payable to officers	446,600	(268,369)
Net repayments on loans payable	(1,341)	(4,722)
Net proceeds from the issuance of convertible debentures	75,000	500,000
Net proceeds from the issuance of convertible, preferred stock	6,000	538,750
Net proceeds from the issuance of common stock	-	25,000
Net proceeds from the exercise of common stock warrants	152,920	-
Net cash provided by financing activities	679,179	790,659
Net change in cash and cash equivalents	45,144	15,975
Cash and cash equivalents at beginning of period	-	74,604
Cash and cash equivalents at end of period	$45,144	$90,579

Supplemental disclosures:
Interest paid	$52,314	$395

Supplemental disclosures of non-cash investing and financing activities:
Conversion of loans payable to officers into convertible debentures	$524,500	$-
Discounts on convertible debentures	$63,620	$31,250

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

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, loans receivable from related party, accounts payable, accrued expenses, loans payable, and convertible debentures. The carrying values of the financial instruments approximate their fair value due to the short-term nature of these instruments. The fair values of the loans payable and convertible debentures have interest rates that approximate market rates.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35-15 Impairment or Disposal of Long-Lived Assets recoverability is measured by comparing the book value of the asset to the future net undiscounted cash flows expected to be generated by the asset.

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at March 31, 2012 and December 31, 2011.

Derivative Instruments

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts, namely convertible notes payable, that are not considered derivative financial instruments in their entirety, but that include embedded derivative features.

In accordance with FASB ASC Topic 815-15, Embedded Derivatives, and guidance provided by the SEC Staff, the Company accounts for these embedded features as a derivative liability or equity at fair value.

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

Stock-Based Compensation

The Company applies ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors. The Company records common stock issued for services or for liability extinguishments at the closing market price for the date in which obligation for payment of services is incurred.

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

The Company follows the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. FASB Statement No. 109 has been codified in ASC 740. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. ASC 740 did not result in any adjustment to the Company's provision for income taxes.

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

During the three month period ended March 31, 2012, the Company recorded a net loss of $1,501,099 and had negative cash flows of $634,035 from its operating activities. At March 31, 2012, the Company had a working capital deficit of $2,908,099 and a stockholders’ deficit of $3,999,765. The Company has relied, in large part, upon debt and equity financing to fund its operations. These matters collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Inventory

The following table sets forth the composition of the Company’s inventory at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(unaudited)
Raw materials	$37,223	$37,228
Finished goods	94,538	142,135
Total inventory	$131,761	$179,363

4.	Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(unaudited)
Accounts receivable	$136,140	$135,246
Less: Allowance for doubtful accounts	(109,388)	(48,836)
Accounts receivable, net	$26,752	$86,410

Bad debt expense related to the Company’s trade accounts receivable for three month periods ended March 31, 2012 and 2011 was $61,749 and $4,892, respectively.

5.	Prepaid Expenses and Other Assets

The following table sets forth the composition of the Company’s prepaid expenses and other assets at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(unaudited)
Short-term security deposit	$10,000	$10,000
Employee and other advances	57,456	46,846
Prepaid expenses	75,000	—
Total prepaid expenses and other assets	142,456	56,846
Less: Non-current portion	(25,699)	(25,199)
Prepaid expenses and other current assets	$116,757	$31,647

6.	Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(unaudited)
Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	75,907	75,907
Accumulated depreciation	(75,467)	(72,129)
Total property and equipment, net	$28,286	$31,624

Depreciation expense for the three month periods ended March 31, 2012 and 2011 was $3,338 and $5,900, respectively. In March 2011, the Company disposed of one of its vehicles. As a result of the transaction, the Company received cash proceeds of $250 and recorded a loss of $3,014.

7.	Accrued Expenses

The following table sets forth the composition of the Company’s accrued expenses at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(unaudited)
Salaries and bonuses	$850,299	$767,798
Payroll taxes and penalties	535,988	559,420
Interest expense on convertible debentures	13,375	7,932
Professional services	12,500	20,426
Total accrued expenses	$1,412,162	$1,355,576

Salaries and bonuses represent amounts due to officers and employees. Due to the Company’s shortage of liquidity, its two principal executive officers have deferred cash payment of their salaries since 2008. As of March 31, 2012, the Company’s officers were owed $732,500 as a result of their deferrals and its employees were owed $117,799 for amounts earned and accrued in the normal course of business.

As of March 31, 2012 and December 31, 2011, accrued payroll taxes and penalties represented the unpaid portion of employer and employee payroll taxes totaling approximately $418,107 and $446,460, respectively. The Company has estimated potential penalties associated with these unpaid amounts to be $117,825 and $112,960 for each of these periods, respectively. The Company has engaged the services of a professional experienced in payroll tax matters to assist it develop a plan for repayment and future compliance deemed acceptable to the Internal Revenue Service. In March 2012, the Company made a payment of $50,000 against its payroll tax liabilities.

8.	Loans Payable

Loans payable are comprised of a third party financing arrangement for the Company’s vehicles utilized for the transport of the Company’s products. The original term of the loans are five years, bearing interest at a rate of 9.3%. The following table sets forth the composition of the Company’s bank loans payable at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(unaudited)
Bank loans payable	$1,837	$3,178
Less: Current portion of bank loans payable	(1,837)	(3,178)
Long term portion of bank loans payable	$-	$-

9.	Convertible debentures, net of discounts

A summary of the issuances of all convertible notes during the three month period ended March 31, 2012 is as follows:

Issue Date	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares

02/01/2012	12%	$75,000	01/31/2013	3.73
02/29/2012	-	52,500	-	6.67
03/01/2012	-	101,250	-	6.67
03/02/2012	-	66,450	-	6.67
03/02/2012	-	25,000	-	6.67
03/06/2012	-	90,000	-	6.67
03/07/2012	-	9,750	-	6.67
03/08/2012	-	15,000	-	6.67
03/09/2012	-	30,000	-	6.67
03/21/2012	-	15,000	-	6.67
03/22/2012	-	90,000	-	6.67
03/28/2012	-	15,000	-	6.67
03/29/2012	-	15,000	-	6.67
Total		$599,950

The following table sets forth the composition of the Company’s secured, convertible debentures at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(unaudited)
Convertible debentures, principal amount	$1,499,950	$900,000
Less: Loan discount	(460,620)	(397,000)
Add: Accumulated amortization of loan discount	106,321	63,045
Less: Current portion	(524,950)	-
Convertible debentures, net of discounts	$620,701	$566,045

In February 2011, the Company issued a convertible debenture to an existing shareholder in the amount of $500,000. The debenture bears interest at 12% per annum and carries an annual transaction fee of $30,000, of which both are payable in quarterly installments commencing in May 2011. These costs are recorded as interest expense in the Company's financial statements. As further inducement, the Company issued 125,000 restricted shares of its common stock to the holder upon execution. The common shares were valued at $31,250, their fair market value, and recorded as discount to the debenture. These costs are being amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

In June 2011, the Company issued a convertible debenture to an existing shareholder in the amount of $125,000. The debenture bears interest at 12% per annum, which is payable in the Company’s common stock at the time of maturity. The debenture is convertible at any time prior to maturity into 150,000 shares of the Company’s common stock. The Company determined that this term created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $90,750 and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

In July and August 2011, the Company issued a series of secured convertible debentures to accredited investors aggregating $275,000 in gross proceeds. All proceeds from these debentures are to be utilized solely for the purpose of funding raw materials and inventory purchases through the use of an escrow agent. The debentures bear interest at 12% per annum, payable in monthly installments. The debentures are convertible at any time prior to maturity at a conversion price equal to 80% of the average share price of the Company’s common stock for the 10 previous trading days prior to conversion, but not less than $0.70. The Company determined that this term created a beneficial conversion feature. As further inducement, the Company issued the lenders 68,750 restricted shares of its common stock and 137,500 common stock warrants exercisable at $1.25 per share. As a result, the Company had to allocate fair market value to each the beneficial conversion feature, restricted shares and warrants. The fair value of the common shares was $30,938. Using the Black-Scholes model, the warrants were valued at $94,255. Since the combined fair market value allocated to the restricted shares, warrants and beneficial conversion feature cannot exceed the principal amount of the convertible debenture, the beneficial conversion feature was valued at $149,807, the ceiling of its intrinsic value. These costs are amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

In February 2012, the Company issued a convertible debenture to an existing shareholder in the amount of $75,000. The debenture bears interest at 12% per annum, which is payable in the Company’s common stock at the time of maturity. The debenture is convertible at any time prior to maturity into 280,000 shares of the Company’s common stock. As further inducement, the Company issued the lender 280,000 common stock warrants exercisable at $1.50 per share. If unexercised, the warrants will expire on January 31, 2017. Using the Black-Scholes model, the warrants were valued at $63,620 and recorded as a discount to the principal amount of the debenture. This discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

In February and March 2012, the Company converted $524,950 of its loans payable to officers into convertible debentures. These debentures were offered by the Company’s officers to certain accredited investors and a majority portion of the proceeds therefrom were deposited with the Company. The debentures have no maturity date and bear no interest. Therefore these debentures are payable on demand and have been classified as a current liability on the accompanying consolidated balance sheet.  The debentures are convertible at any time into 3,499,667 shares, or $0.15 per share of common stock. The Company determined that these terms created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $524,950, the ceiling of its intrinsic value. Due to the nature of the debentures, the full value of the beneficial conversion feature was immediately recorded as interest expense in the Company’s financial statements.

The following assumptions were utilized with the Black-Scholes option pricing model for the periods ended March 31, 2012 and 2011:

	2012	2011

Expected dividend yield (1)	-	-
Risk-free interest rate (2)	0.83%	2.01%
Expected volatility (3)	250.70	121.98
Expected life (in years) (4)	5.00	5.00
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended March 31, 2012 is based upon the historical volatility of the Company’s stock price, a period equal to eighteen months following the reverse capitalization transaction.  The volatility for the period ended March 31, 2011 is based upon the average volatility rate of the three similar publicly traded companies.

(4)	The expected life represents the due date of the note.

10.	Loans payable to officers

The composition of the Company’s loans payable to officers at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(unaudited)

Loans payable to officers	$1,225,038	$1,303,388

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

At March 31, 2012, there were no aggregate non-interest bearing advances made to RSS. During the three month period ended March 31, 2012, the Company wrote-off $18,247 to bad debt expense against the balances due from RSS. No other activity was recorded during this period. At December 31, 2011, aggregate non-interest bearing advances made to RSS totaled $18,247.

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

At March 31, 2012 and December 31, 2011, common stock issued and outstanding totaled 46,916,366 and 45,425,135, respectively. At March 31, 2012 and December 31, 2011, there was no preferred stock issued and outstanding.

The approximate number of shares of common stock issued and their respective values for the three month period ended March 31, 2012 as follows:

	Shares Issued	Value of Issuances

Common stock issued in exchange for services	614,000	$230,999
Common stock issued as employee compensation	250,000	62,500
Common stock issued upon conversion of convertible, preferred stock	20,000	-
Common stock issued in connection with common stock warrant exercises	635,681	158,920
Total	1,499,681	$452,419

In January 2012, the Company issued 6,000 shares of convertible, preferred stock for net proceeds of $6,000. The preferred shares are convertible into common stock at a rate no lower than $0.30, or 3.33 shares of common stock to 1.00 share of preferred stock. These shares were immediately converted into 20,000 shares of the Company’s common stock.

Since 2007, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt.

The following assumptions were utilized with the Black-Scholes option pricing model for the periods ended March 31, 2012 and 2011:

	2012	2011

Expected dividend yield (1)	-	-
Risk-free interest rate (2)	0.83%	2.01%
Expected volatility (3)	250.70	121.98
Expected life (in years) (4)	5.00	5.00
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended March 31, 2012 is based upon the historical volatility of the Company’s stock price, a period equal to eighteen months following the reverse capitalization transaction.  The volatility for the period ended March 31, 2011 is based upon the average volatility rate of the three similar publicly traded companies.

(4)	The expected life represents the due date of the note.

Common stock warrants immediately vest upon issuance and are exercisable for a period five years thereafter. The following table reflects the amount of common stock warrants outstanding and exercisable for the period ended March 31, 2012.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)

Balance, December 31, 2011	3,649,503	$1.56	2.57
Warrants issued	780,000	$0.73	5.43
Warrants exercised	(611,681)	0.25	-
Balance, March 31, 2012	3,817,622	$1.39	2.90	(1)
 __________________

(1)	The remaining contractual life of the warrants outstanding as of March 31, 2012 ranges from 0.84 to 5.16 years.

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of March 31, 2012, the Company had not granted any options pursuant to either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

As of March 31, 2012, the Company had issued stock options to three of its employees. These stock options have not been adopted under either of the April 2011 plans described above. No stock options or warrants were issued during the three month period ended March 31, 2012.

13.	Income Taxes

As of March 31, 2012, the Company has available approximately $6,800,000 of operating loss carry-forwards before applying the provision of Internal Revenue Code (“IRC”) Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses will begin to expire in the year 2022. As of March 31, 2012 and December 31, 2011, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carry-forwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

Under the provisions of the IRC Section 382, an ownership change is deemed to have occurred if the percentage of the stock owned by one or more 5% shareholders has increased, in the aggregate, by more than 50 percentage points over the lowest percentage of stock owned by said shareholders at any time during a three year testing period. Once an ownership change is deemed to have occurred under IRC Section 382, a limitation on the annual utilization of net operating loss carry-forwards is imposed and therefore, a portion of the tax loss carry-forwards would be subject to the limitation under Section 382.

The acquisition of Grass Roots Beverage Company, Inc. on July 6, 2010 (see Note 1) and various other equity transactions resulted in an ownership change pursuant to IRC Section 382. The utilization of the $123,052 net operating loss as of December 31, 2009 is limited under IRC Section 382.

The tax years 2008 through 2011 remain open to examination by federal authorities and state jurisdictions where the Company operates.

14.	Subsequent Events

Effective April 9, 2012, the Company executed an Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc., New York, NY (“CMI”), wherein CMI has agreed to provide us with various consulting services, as well as to assist us in our efforts to raise equity capital.  The agreement provides for CMI to engage in two separate private offerings with the initial offering raising up to $2 million and the second offering raising up to $2.5 million, each on a “best efforts” basis.  In consideration for the services to be rendered to us by CMI, the Company has agreed to pay CMI an initial fee of $25,000, plus an additional $60,000 over a 24 month period at the rate of $2,500 per month.  The Company has the option to issue shares of our common stock in lieu of a monthly cash payment.  The Company has also agreed to issue to CMI 2,750,000 shares over the course of the term of the agreement, including 750,000 shares upon execution and 250,000 shares issued on a quarterly basis beginning July 1, 2012.  If CMI is successful in raising the equity capital discussed herein, they will receive cash compensation equal to 10% of the aggregate amount raised, plus 3% in non-accountable expenses, plus additional shares of our common stock equal to 8% of the shares we issue in such financing.

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

Presented below are our results of operations for the three month periods ended March 31, 2012 and 2011.

Results Of Operations

Comparison of Results of Operations for the three month periods ended March 31, 2012 and 2011

Revenue

Sales for the three month period ended March 31, 2012 were $82,209, compared to $265,817 during the three month period ended March 31, 2011. Our sales decreased 69.1% compared to the corresponding period in the prior year. This decrease is attributable to our changing customer base as we continue to test our products through a variety of distribution channels. We recently initiated the transfer and integration of our Florida-based product distribution from third party providers, considered customers, into our wholly-owned subsidiary Grass Roots. In addition, we have engaged in conversation with a number of new brands seeking statewide distribution. We can provide no assurances that we will not experience sales fluctuations quarter over quarter as we continue to introduce our product into new markets and distribution channels.

We expect that our ongoing sales and marketing efforts, our increasing brand recognition and the quality awards that we have received for our products will continue to generate incremental revenues for us. However, our ability to achieve increased revenue is largely dependent upon our success in raising additional capital. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts, or that these efforts will generate increased revenues, see “Liquidity and Capital Resources” below.

Gross margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing the gross margin by sales.

Gross margin for the three month period ended March 31, 2012 was $35,956, compared to $85,103 during the three month period ended March 31, 2011. Gross margin percentage for the three month period ended March 31, 2012 was 43.7%, compared to 32.0% during the three month period ended March 31, 2011. Our gross margin decreased 74.4% compared to the corresponding period in the prior year as a direct result of our significant decline in sales revenue. However, our gross margin percentage increased 11.7% compared to the corresponding period in the prior year as we sold a higher percentage of our beverage products than our meat snacks in the current year. Our beverage products yield higher gross margins than our meat snacks.

Since we are in a growth phase and continue to test varying price structures, a small number of sales and transactions can impact our gross margin percentage either positively or negatively. We do not believe that the gross margin percentages for the three month periods ended March 31, 2012 and 2011 are necessarily indicative of future results if applied to larger sales volumes.

Compensation and benefits

Compensation and benefits for the three month period ended March 31, 2012 was $397,813, compared to $480,335 during the three month period ended March 31, 2011. The decrease in compensation and benefits of $82,522, or 17.2%, compared to the corresponding period in the prior year is attributable to a reduction in the number of our employees and a reduction in sales commissions as a result of our lower sales revenue.

Our two executive officers have deferred cash payment of their salaries since 2008. For three month period ended March 31, 2012 and 2011, we recorded $62,500 in compensation expense related to these deferrals. At March 31, 2012, the aggregate value of these salary deferrals totaled $732,500 and was included in accrued liabilities on our consolidated balance sheet as of March 31, 2012.

General and administrative

General and administrative expenses for the three month period ended March 31, 2012 were $203,503, compared to $231,557 during the three month period ended March 31, 2011. General and administrative expenses are primarily comprised of rent, utilities, insurance, travel and entertainment, and other expenses. Collectively, these expenses decreased $28,054, or 12.1%, compared to the corresponding period in the prior year due to reduced spending for travel and other administrative activities in accord with our reduced revenue levels.

Professional and outside services

Professional and outside services for the three month period ended March 31, 2012 were $209,276, compared to $205,468 during the three month period ended March 31, 2011. Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services. Professional and outside services remained relatively similar to the levels we experienced in the prior year period, increasing by only $3,808 or 1.5%.

Selling and marketing expenses

Selling and marketing expenses for the three month period ended March 31, 2012 were $118,642, compared to $219,455 during the three month period ended March 31, 2011. The decrease in selling and marketing expenses over the prior year period is directly attributable to the lack of working capital.

We intend to continue to increase the number of our distribution chains; allowing us to utilize a greater number of vehicles to expand our sales territories. Furthermore, we continue to monitor our sponsorship opportunities with higher profile athletes in an effort to establish a larger national presence. There can be no assurances that these opportunities will materialize or that any such expenditures will enable us to increase revenue.

Interest expense

Interest expense for the three month period ended March 31, 2012 was $604,483, compared to $9,065 during the three month period ended March 31, 2011. The increase in interest expense over the prior year period is primarily attributable to the non-cash amortization of loan discounts related to convertible debentures.

During the three months ended March 31, 2012, we issued an aggregate principal value of $599,950 in convertible debentures. These debentures were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that will be amortized over their terms. During the three months ended March 31, 2012, we recorded $568,226 in non-cash interest expense relative the loan discounts on these notes.

Net loss

We incurred a net loss for the three month period ended March 31, 2012 of $1,501,099 or ($0.03) per basic and fully diluted share, compared to a net loss of $1,066,677, or ($0.03) per basic and fully diluted share during the three month period ended March 31, 2011. Since our inception, we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

The weighted average number of basic and fully diluted shares outstanding for the three month periods ended March 31, 2012 and 2011 were 46,166,217 and 35,031,697 shares, respectively. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At March 31, 2012, we had $45,144 in cash and cash equivalents.

During the three month period ended March 31, 2012, we recorded a net loss of $1,501,099 and had negative cash flows of $634,035 from our operating activities. At March 31, 2012, we had a working capital deficit of $2,908,099 and a stockholders’ deficit of $3,999,765. We have relied, in large part, upon debt and equity financing to fund our operations. These matters collectively raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations for the three month period ended March 31, 2012 was $634,035, compared to $778,082 during the three month period ended March 31, 2011. The improvement in net cash used in operating activities of $144,047 is primarily due to the improvement in our consolidated results of operations excluding non-cash expenses over the prior year period.  We recorded a net loss of $1,501,099, as compared to $1,066,677 in the corresponding period of the prior year. After excluding our non-cash expenses, we realized a net cash improvement of $242,662 compared to our consolidated results over the prior year period. This is offset by the net cash used from the aggregate change in our operating assets and liabilities of $98,615 when compared to the prior year period.

No net cash was provided by or used in investing activities for the three month period ended March 31, 2012, compared to net cash provided of $3,398 during the three month period ended March 31, 2011.

Net cash provided by financing activities for the three month period ended March 31, 2012 was $679,179, compared to $790,659 during the three month period ended March 31, 2011. During the three months ended March 31, 2012, we raised $521,600 in new capital from debt sources, as compared to proceeds of $500,000 during the prior year period. We received proceeds from the issuance new equity, as described below, aggregating $158,920, as compared to $563,750 in the prior year period. Prior year efforts were reduced by $268,369 in net repayments of loans due to our officers.

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

In May 2011, we commenced a private offering of our common stock whereby we are offering up to 13,333,333 shares at an offering price of $0.45 per share, or $6,000,000, to accredited investors. We did not sell any shares under this offering dueing the three months ended March 31, 2012. As of the date of this report, we have sold an aggregate of 1,115,887 shares and have received proceeds of $527,150 therefrom.

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

In January 2012, the Company issued 6,000 shares of convertible, preferred stock for net proceeds of $6,000. The preferred shares are convertible into common stock at a rate no lower than $0.30, or 3.33 shares of common stock to 1.00 share of preferred stock. These shares were immediately converted into 20,000 shares of the Company’s common stock.

In February 2012, we issued a convertible debenture to an existing shareholder in the amount of $75,000. The debenture bears interest at 12% per annum, which is payable in our common stock at the time of maturity. The debenture is convertible at any time prior to maturity into 280,000 shares of our common stock. As further inducement, we issued the lender 280,000 common stock warrants exercisable at $1.50 per share. If unexercised, the warrants will expire on January 31, 2017. Using the Black-Scholes model, the warrants were valued at $63,620 and recorded as a discount to the principal amount of the debenture. This discount will be amortized using the effective interest method over the term of the debenture and recorded as interest expense in our financial statements.

In February and March 2012, we converted $524,950 of loans payable to our officers into convertible debentures. These debentures were offered by our officers to certain accredited investors and the proceeds therefrom were deposited with the Company. The debentures have no maturity date and bear no interest. The debentures are convertible at any time into 3,499,667 shares of our common stock. We determined that this term created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $524,950, the ceiling of its intrinsic value. Due to the nature of the debentures, the full value of the beneficial conversion feature was immediately recorded as interest expense in our financial statements.

Until we are successful in obtaining additional equity capital we will likely continue to rely upon related-party debt, issuance of additional debentures from our shareholders or equity financing in order to ensure the continuing existence of our business. We were indebted to our management in the amounts of $1,225,038 at March 31, 2012. Additionally we are working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements, and allocating sufficient resources to continue with advertising and marketing efforts. There can be no assurances that these efforts will be successful. If these efforts are not successful, it could have a material adverse impact.

Trends

Our emphasis over the next twelve months will continue to focus on building the brand recognition of our products and increasing sales revenue. We have been actively involved in discussions with potential investors to provide us with additional equity funding. Assuming we are successful in raising new capital funding, we will continue to increase our expansion efforts by completing the build out of Florida to achieve at least 60% market penetration and intensify our marketing efforts in Southern California and Wisconsin. Additionally, we intend to expand our operations into New York and Texas. The states of California, Florida, New York and Texas represent four of the top five convenience store outlets within the United States.

Increasing brand awareness will be initiated through a significant public relations and advertising program, including news releases, demographically targeted cable television advertising, increased "cans in hand" sampling, events and billboard advertisements. We will look to continue to develop and expand the areas where our products are currently distributed through the enhanced program as well.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level. We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations

Our management, including our CEO and CFO, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three  month period ended March 31, 2012, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 18, 2012.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks,
Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner,
Principal Financial Officer and
Principal Accounting Officer