Form 10-Q
period 2012-06-30
DNA BRANDS INC
filed 2012-08-20
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2012

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 20, 2012 was 48,998,200 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☑

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$539	$-
Accounts receivable, net	28,850	86,410
Inventory	122,030	179,363
Loans receivable from related party	-	18,247
Prepaid expenses and other current assets	250,681	31,647
Total current assets	402,100	315,667
Property and equipment, net	24,949	31,624
Other assets	25,698	25,199
Total assets	$452,747	$372,490

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdrafts	$-	$19,157
Accounts payable	819,629	702,301
Accrued liabilities	1,589,689	1,355,576
Loans payable, other	464	3,178
Loans payable to officers	1,348,090	1,303,388
Convertible debentures, current portion, net of discount	524,950	-
Total current liabilities	4,282,822	3,383,600
Convertible debentures, net of discounts	669,556	566,045
Total liabilities	4,952,378	3,949,645

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, zero and zero issued and outstanding, respectively	-	-
Common stock, $0.001 par value, 100,000,000 authorized, 48,470,367 and 45,425,135 issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	48,470	45,425
Additional paid-in capital	19,281,975	17,809,281
Accumulated deficit	(23,830,076)	(21,431,861)
Total stockholders' deficit	(4,499,631)	(3,577,155)
Total liabilities and stockholders' deficit	$452,747	$372,490

The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$90,602	$422,261	$172,811	$688,078
Cost of goods sold	53,776	261,990	100,029	442,704
Gross margin	36,826	160,271	72,782	245,374
Operating expenses
Compensation and benefits	351,607	435,221	749,420	915,556
Depreciation expense	3,337	4,971	6,675	10,871
General and administrative expenses	189,223	240,013	392,726	471,570
Professional and outside services	247,136	242,663	456,413	448,131
Selling and marketing expenses	62,002	325,201	180,644	544,656
Total operating expenses	853,305	1,248,069	1,785,878	2,390,784
Loss from operations	(816,479)	(1,087,798)	(1,713,096)	(2,145,410)
Other expense
Interest expense	(80,636)	(25,326)	(685,119)	(34,391)
Total other expense	(80,636)	(25,326)	(685,119)	(34,391)
Loss before income taxes	(897,115)	(1,113,124)	(2,398,215)	(2,179,801)
Income taxes	-	-	-	-
Net loss	$(897,115)	$(1,113,124)	$(2,398,215)	$(2,179,801)

Loss per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	48,005,645	36,125,582	47,087,779	35,579,650

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(2,398,215)	$(2,179,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,675	10,871
Loss on disposal of fixed assets	-	3,014
Non-cash interest expense related to discount on convertible debentures	617,081	5,010
Provision for doubtful accounts	82,197	11,781
Common stock and common stock warrants issued in exchange for services	526,999	405,534
Common stock issued as employee compensation	136,250	211,500
Changes in operating assets and liabilities:
Accounts receivable	(6,392)	(141,710)
Inventory	57,333	64,853
Prepaid expenses and other current assets	(219,034)	(144,741)
Other assets	(500)	-
Bank overdraft	(19,157)	-
Accounts payable	117,329	6,782
Accrued expenses	234,114	133,267
Net cash used in operating activities	(865,320)	(1,613,640)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	-	250
Net advances to related party	-	(1,852)
Net cash provided by investing activities	-	(1,602)
Cash flows from financing activities:
Net proceeds from (repayments on) loans payable to officers	569,652	(342,449)
Net repayments on loans payable	(2,713)	(8,394)
Net proceeds from the issuance of convertible debentures	75,000	625,000
Net proceeds from the issuance of convertible, preferred stock	6,000	1,106,750
Net proceeds from the issuance of common stock	65,000	165,400
Net proceeds from the exercise of common stock warrants	152,920	-
Net cash provided by financing activities	865,859	1,546,307
Net change in cash and cash equivalents	539	(68,935)
Cash and cash equivalents at beginning of period	-	74,604
Cash and cash equivalents at end of period	$539	$5,669

Supplemental disclosures:
Interest paid	$78,095	$29,381

Supplemental disclosures of non-cash investing and financing activities:
Conversion of loans payable to officers into convertible debentures	$524,950	$-
Discounts on convertible debentures	$63,620	$122,000

The accompanying notes are an integral part of these financial statements.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

DNA Brands, Inc. (hereinafter referred to as “the Company” or “DNA”) produces, markets and sells a proprietary line of four carbonated blends of DNA Energy Drinks®, as well as a line of meat snacks made up of two beef jerky flavors and three flavors of beef sticks, and other related products. Additionally, through its wholly-owned subsidiary Grass Roots Beverage Company Inc. ("Grass Roots") the Company distributes DNA energy drinks and meat snacks as well as other related products.

The Company was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc. Prior to July 6, 2010, the Company was a holding company operating as a promotion and advertising company.

Effective July 6, 2010, the Company executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage Corporation (“DNA Beverage”) of Boca Raton, Florida, and 100% of the common stock of DNA Beverage’s wholly-owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of the Company’s common stock. This share issuance represented approximately 94.6% of the Company’s outstanding stock. The historical financial statements of the Company are those of DNA Beverage and of the consolidated entity. All DNA Beverage share amounts presented, including weighted average shares outstanding and shares outstanding, have been adjusted to reflect the conversion ratio of .729277794. As a result of this transaction, the Company changed its name to DNA Brands, Inc.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at June 30, 2012 and December 31, 2011.

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

Stock-Based Compensation

The Company applies FASB ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors. The Company records common stock issued for services or for liability extinguishments at the closing market price for the date in which obligation for payment of services is incurred.

Stock compensation arrangements with non-employee service providers are accounted for in accordance with FASB ASC 505-50 Equity-Based Payments to Non-Employees, using a fair value approach. The compensation costs of these arrangements are subject to re-measurement over the vesting terms as earned.

Stock Purchase Warrants

The Company has issued warrants to purchase shares of its common stock. Warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by FASB ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

The Company follows the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109. FASB Statement No. 109 has been codified in FASB ASC 740. FASB ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC 740. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. FASB ASC 740 did not result in any adjustment to the Company's provision for income taxes.

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

During the six month period ended June 30, 2012, the Company recorded a net loss of $2,398,215 and had negative cash flows of $865,320 from its operating activities. At June 30, 2012, the Company had a working capital deficit of $3,880,722 and a stockholders’ deficit of $4,499,631. The Company has relied, in large part, upon debt and equity financing to fund its operations. These matters collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Inventory

The following table sets forth the composition of the Company’s inventory at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(unaudited)
Raw materials	$37,228	$37,228
Finished goods	84,802	142,135
Total inventory	$122,030	$179,363

4.	Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(unaudited)
Accounts receivable	$126,865	$135,246
Less: Allowance for doubtful accounts	(98,015)	(48,836)
Accounts receivable, net	$28,850	$86,410

Bad debt expense related to the Company’s trade accounts receivable for six month periods ended June 30, 2012 and 2011 was $82,197 and $11,781, respectively.

5.	Prepaid Expenses and Other Assets

The following table sets forth the composition of the Company’s prepaid expenses and other assets at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(unaudited)
Short-term security deposit	$10,000	$10,000
Employee and other advances	48,410	46,846
Prepaid expenses	217,969	-
Total prepaid expenses and other assets	276,379	56,846
Less: Non-current portion	(25,698)	(25,199)
Prepaid expenses and other current assets	$250,681	$31,647

6.	Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(unaudited)
Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	75,907	75,907
Accumulated depreciation	(78,804)	(72,129)
Total property and equipment, net	$24,949	$31,624

Depreciation expense for the six month periods ended June 30, 2012 and 2011 was $6,675 and $10,871, respectively. In March 2011, the Company disposed of one of its vehicles. As a result of the transaction, the Company received cash proceeds of $250 and recorded a loss of $3,014.

7.	Accrued Liabilities

The following table sets forth the composition of the Company’s accrued liabilities at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(unaudited)
Salaries and bonuses	$955,975	$767,798
Payroll taxes and penalties	588,329	559,420
Interest expense on convertible debentures	19,375	7,932
Professional services	12,500	20,426
Other	13,510	-
Total accrued liabilities	$1,589,689	$1,355,576

Salaries and bonuses represent amounts due to officers and employees. Due to the Company’s shortage of liquidity, its two principal executive officers have deferred cash payment of their salaries since 2008. As of June 30, 2012, the Company’s officers were owed $795,000 as a result of their deferrals and its employees were owed $160,975 for amounts earned and accrued in the normal course of business.

As of June 30, 2012 and December 31, 2011, accrued payroll taxes and penalties represented the unpaid portion of employer and employee payroll taxes totaling $459,001 and $446,460, respectively. The Company has estimated potential penalties associated with these unpaid amounts to be $129,328 and $112,960 for each of these periods, respectively. The Company has engaged the services of a professional experienced in payroll tax matters to assist it develop a plan for repayment and future compliance deemed acceptable to the Internal Revenue Service. In March 2012, the Company made a payment of $50,000 against its payroll tax liabilities.

8.	Loans Payable - Other

Loans payable are comprised of a third party financing arrangement for the Company’s vehicles utilized for the transport of the Company’s products. The original term of the loans are five years, bearing interest at a rate of 9.3%.

9.	Convertible debentures, net of discounts

A summary of the issuances of all convertible notes during the six month period ended June 30, 2012 is as follows:

Issue Date	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares

02/01/2012	12%	$75,000	01/31/2013	3.73
02/29/2012	-	52,500	-	6.67
03/01/2012	-	101,250	-	6.67
03/02/2012	-	66,450	-	6.67
03/02/2012	-	25,000	-	6.67
03/06/2012	-	90,000	-	6.67
03/07/2012	-	9,750	-	6.67
03/08/2012	-	15,000	-	6.67
03/09/2012	-	30,000	-	6.67
03/21/2012	-	15,000	-	6.67
03/22/2012	-	90,000	-	6.67
03/28/2012	-	15,000	-	6.67
03/29/2012	-	15,000	-	6.67
Total		$599,950

The following table sets forth the composition of the Company’s secured, convertible debentures at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(unaudited)
Convertible debentures, principal amount	$1,499,950	$900,000
Less: Loan discount	(460,620)	(397,000)
Add: Accumulated amortization of loan discount	155,176	63,045
Less: Current portion	(524,950)	-
Convertible debentures, net of discounts	$669,556	$566,045

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

In July and August 2011, the Company issued a series of secured convertible debentures to accredited investors aggregating $275,000 in gross proceeds. All proceeds from these debentures were to be utilized solely for the purpose of funding raw materials and inventory purchases through the use of an escrow agent. The debentures bear interest at 12% per annum, payable in monthly installments. The debentures are convertible at any time prior to maturity at a conversion price equal to 80% of the average share price of the Company’s common stock for the 10 previous trading days prior to conversion, but not less than $0.70. The Company determined that this term created a beneficial conversion feature. As further inducement, the Company issued the lenders 68,750 restricted shares of its common stock and 137,500 common stock warrants exercisable at $1.25 per share. As a result, the Company had to allocate fair market value to each the beneficial conversion feature, restricted shares and warrants. The fair value of the common shares was $30,938. Using the Black-Scholes model, the warrants were valued at $94,255. Since the combined fair market value allocated to the restricted shares, warrants and beneficial conversion feature cannot exceed the principal amount of the convertible debenture, the beneficial conversion feature was valued at $149,807, the ceiling of its intrinsic value. These costs are amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements. As of the date of this report this escrow account was closed.

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

On April 9, 2012, the Company executed an Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc., New York, NY (“CMI”), wherein CMI agreed to provide consulting, strategic business planning, financing on a “best efforts” basis and investor and public relations services, as well as to assist the Company in its efforts to raise capital.  The agreement provided for CMI to engage in two separate private offerings with the initial offering raising up to $3.0 million and the second offering raising up to an additional $3.0 million, each on a “best efforts” basis. At June 30, 2012, the Company had not received any capital proceeds in connection with the CMI agreement. In connection with this agreement the Company issued 750,000 shares valued at $0.25 per share or a total value of $187,500. This amount is being amortized in the Company's financial statements over a 24 month period.

The following assumptions were utilized with the Black-Scholes option pricing model for the periods ended June 30, 2012 and 2011:

	2012	2011

Expected dividend yield (1)	-	-
Risk-free interest rate (2)	0.83%	1.67%
Expected volatility (3)	250.70%	91.69%
Expected life (in years) (4)	5.00	3.00
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended June 30, 2012 is based upon the historical volatility of the Company’s stock price, a period equal to eighteen months following the reverse capitalization transaction.  The volatility for the period ended June 30, 2011 is based upon the average volatility rate of the three similar publicly traded companies.

(4)	The expected life represents the due date of the note.

10.	Loans payable to officers

The composition of the Company’s loans payable to officers at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(unaudited)

Loans payable to officers	$1,348,090	$1,303,388

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

Under the guidelines of FASB ASC 810.10, Amendments to FASB Interpretation No. 46(R), “if a reporting entity is not the primary beneficiary but has a variable interest in the variable interest entity, the reporting entity is required to disclose related information in its financial statements.” Based upon tests performed, the Company has determined that it has a variable interest in RSS but is not the primary beneficiary; and, therefore has not consolidated the financial statements of RSS with the Company.

At June 30, 2012, there were no aggregate non-interest bearing advances made to RSS. At March 31, 2012, the Company wrote-off $18,247 to bad debt expense against the balances due from RSS. No other activity was recorded during the six month period ended June 30, 2012. At December 31, 2011, aggregate non-interest bearing advances made to RSS totaled $18,247.

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

At June 30, 2012 and December 31, 2011, common stock issued and outstanding totaled 48,470,367 and 45,425,135, respectively. At June 30, 2012 and December 31, 2011, there was no preferred stock issued and outstanding.

The approximate number of shares of common stock issued and their respective values for the six month period ended June 30, 2012 as follows:

	Shares Issued	Value of Issuances

Common stock issued in exchange for services	1,629,550	$489,499
Common stock issued as employee compensation	545,000	136,250
Common stock issued upon conversion of convertible, preferred stock	20,000	-
Common stock issued in connection with private offerings	239,001	65,000
Common stock issued in connection with common stock warrant exercises	611,681	152,920
Total	3,045,232	$843,669

In January 2012, the Company issued 6,000 shares of convertible, preferred stock for net proceeds of $6,000. The preferred shares are convertible into common stock at a rate no lower than $0.30, or 3.33 shares of common stock for each share of preferred stock. These shares were immediately converted into 20,000 shares of the Company’s common stock.

Since 2007, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt.

The following assumptions were utilized with the Black-Scholes option pricing model for the periods ended June 30, 2012 and 2011:

	2012	2011

Expected dividend yield (1)	-	-
Risk-free interest rate (2)	0.83%	1.67%
Expected volatility (3)	250.70%	91.69%
Expected life (in years) (4)	5.00	5.00
 __________________

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended June 30, 2012 is based upon the historical volatility of the Company’s stock price, a period equal to eighteen months following the reverse capitalization transaction.  The volatility for the period ended June 30, 2011 is based upon the average volatility rate of the three similar publicly traded companies.

(4)	The expected life represents the due date of the note.

Common stock warrants immediately vest upon issuance and are typically exercisable for a period five years thereafter. During the six months ended June 30, 2012, the Company issued 500,000 warrants with a life of approximately 5.75 years and 280,000 warrants with a life of approximately 4.6 years. The following table reflects the amount of common stock warrants outstanding and exercisable for the period ended June 30, 2012.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)

Balance, December 31, 2011	3,649,503	$1.56	2.57
Warrants issued	780,000	$0.73	5.18
Warrants exercised	(611,681)	0.25	—
Balance, June 30, 2012	3,817,622	$1.39	2.65	(1)
 __________________

(1)	The remaining contractual life of the warrants outstanding as of June 30, 2012 ranges from 0.59 to 5.51 years.

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of June 30, 2012, the Company had not granted any options pursuant to either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

As of June 30, 2012, the Company had issued stock options to three of its employees. These stock options have not been adopted under either of the April 2011 plans described above. No stock options or warrants were issued during the six month period ended June 30, 2012.

13.	Income Taxes

As of June 30, 2012, the Company has available approximately $7,320,000 of operating loss carry-forwards before applying the provision of Internal Revenue Code (“IRC”) Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses will begin to expire in the year 2022. As of June 30, 2012 and December 31, 2011, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carry-forwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

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

The Company has evaluated subsequent events from the balance sheet through the date the financial statements were issued, and determined there are no other events to disclose.

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

Presented below are our results of operations for the three and six month periods ended June 30, 2012 and 2011.

Results Of Operations

Comparison of Results of Operations for the three and six month periods ended June 30, 2012 and 2011

Revenue

Sales for the three month period ended June 30, 2012 were $90,602, compared to $422,261 during the three month period ended June 30, 2011. Our sales decreased 78.5% compared to the corresponding period in the prior year.

Sales for the six month period ended June 30, 2012 were $172,811, compared to $688,078 during the six month period ended June 30, 2011. Our sales decreased 74.9% compared to the corresponding period in the prior year.

The material decrease in sales during both of the current year periods is attributable to our changing customer base as we continue to test our products through a variety of distribution channels. Additionally our revenues in 2012 have been materially impacted by our lack of available working capital. This has prevented us from making timely inventory purchases in sufficent quantities of the better selling SKU's. Also the lack of liquidity has limited the amount we can spending on marketing, advertising and promotions which are critical revenue drivers in the energy drink industry.

To increase revenues we recently initiated the transfer and integration of our Florida-based product distribution from third party providers, considered customers, into our wholly-owned subsidiary Grass Roots. In addition, we have engaged in conversation with a number of new brands seeking statewide distribution. We can provide no assurances that we will not experience sales fluctuations quarter over quarter as we continue to introduce our product into new markets and distribution channels.

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

Gross margin for the three month period ended June 30, 2012 was $36,826, compared to $160,271 during the three month period ended June 30, 2011. Gross margin percentage for the three month period ended June 30, 2012 was 40.7%, compared to 38.0% during the three month period ended June 30, 2011. Our gross margin decreased 77.0% compared to the corresponding period in the prior year as a direct result of our significant decline in sales revenue. However, our gross margin percentage increased 2.7% compared to the corresponding period in the prior year.

Gross margin for the six month period ended June 30, 2012 was $72,782, compared to $245,374 during the six month period ended June 30, 2011. Gross margin percentage for the six month period ended June 30, 2012 was 42.1%, compared to 35.6% during the six month period ended June 30, 2011. Our gross margin decreased 70.3% compared to the corresponding period in the prior year as a direct result of our significant decline in sales revenue. However, our gross margin percentage increased 6.5% compared to the corresponding period in the prior year.

The material decrease in our gross revenue for each of the current year periods is directly attributable to the significant decrease in the level of our sales. However, the improvement in our gross margin percentage as compared to the prior year periods is due to the fact that we sold a higher percentage of our beverage products than our meat snacks during the current year. Our beverage products yield higher gross margins than our meat snacks.

Since we are in a growth phase and continue to test varying price structures, a small number of sales and transactions can impact our gross margin percentage either positively or negatively. We do not believe that the gross margin percentages for the three month periods ended June 30, 2012 and 2011 are necessarily indicative of future results if applied to larger sales volumes.

Compensation and benefits

Compensation and benefits for the three month period ended June 30, 2012 was $351,607, compared to $435,221 during the three month period ended June 30, 2011; representing a decrease in compensation and benefits of $83,614, or 19.2%.

Compensation and benefits for the six month period ended June 30, 2012 was $749,420, compared to $915,556 during the six month period ended June 30, 2011; representing a decrease in compensation and benefits of $166,136, or 18.2%.

The decrease in compensation and benefits expenses in both the three and six months ended June 30, 2012 as compared to the same period in the prior year is attributable to a reduction in the number of our employees and a reduction in sales commissions as a result of our lower sales revenue.

Our two executive officers have deferred cash payment of their salaries since 2008. For three and six month period ended June 30, 2012 and 2011, we recorded $62,500 and $125,000, respectively, in compensation expense related to these deferrals. At June 30, 2012, the aggregate value of these salary deferrals totaled $795,000 and was included in accrued liabilities on our consolidated balance sheet as of June 30, 2012.

General and administrative

General and administrative expenses for the three month period ended June 30, 2012 were $189,223, compared to $240,013 during the three month period ended June 30, 2011; representing a decrease of $50,790, or 21.2%.

General and administrative expenses for the six month period ended June 30, 2012 were $392,726, compared to $471,570 during the six month period ended June 30, 2011; representing a decrease of $78,844, or 16.7%.

General and administrative expenses are primarily comprised of rent, utilities, insurance, travel and entertainment, and other expenses. The decrease in both the three and six month periods ended June 30, 2012 as compared to the same period in the prior year  is due to reduced spending for travel and other administrative activities in accord with our reduced revenue levels.

Professional and outside services

Professional and outside services for the three month period ended June 30, 2012 were $247,136, compared to $242,663 during the three month period ended June 30, 2011. These expenses remained relatively similar to the levels we experienced in the prior year period, increasing by only $4,473 or 1.8%.

Professional and outside services for the six month period ended June 30, 2012 were $456,413, compared to $448,131 during the six month period ended June 30, 2011. These expenses remained relatively similar to the levels we experienced in the prior year period, increasing by only $8,282 or 1.9%.

Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services.

Selling and marketing expenses

Selling and marketing expenses for the three month period ended June 30, 2012 were $62,002, compared to $325,201 during the three month period ended June 30, 2011.

Selling and marketing expenses for the six month period ended June 30, 2012 were $180,644, compared to $544,656 during the six month period ended June 30, 2011.

The decrease in selling and marketing expenses for both the three and six month periods ended June 30, 2012 compared to the same periods in the prior year period is directly attributable to the lack of working capital. With proper funding, we intend to continue to increase the number of our distribution chains; allowing us to utilize a greater number of vehicles to expand our sales territories. Furthermore, we continue to monitor our sponsorship opportunities with higher profile athletes in an effort to establish a larger national presence. There can be no assurances that these opportunities will materialize or that any such expenditures will enable us to increase revenue.

Interest expense

Interest expense for the three month period ended June 30, 2012 was $80,636, compared to $25,326 during the three month period ended June 30, 2011.

Interest expense for the six month period ended June 30, 2012 was $685,119, compared to $34,391 during the six month period ended June 30, 2011.

The increase in interest expense over both of the prior year periods is primarily attributable to the non-cash amortization of loan discounts related to convertible debentures. During the six months ended June 30, 2012, we issued an aggregate principal value of $599,950 in convertible debentures. These debentures were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that will be amortized over their terms. During the three and six months ended June 30, 2012, we recorded $48,855 and $617,081, respectively, in non-cash interest expense relative the loan discounts on these notes.

Net loss

We incurred a net loss for the three month period ended June 30, 2012 of $897,115 or ($0.02) per basic and fully diluted share, compared to a net loss of $1,113,124, or ($0.03) per basic and fully diluted share during the three month period ended June 30, 2011.

We incurred a net loss for the six month period ended June 30, 2012 of $2,398,215 or ($0.05) per basic and fully diluted share, compared to a net loss of $2,179,801, or ($0.06) per basic and fully diluted share during the six month period ended June 30, 2011.

Since our inception, we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

The weighted average number of basic and fully diluted shares outstanding for the three month periods ended June 30, 2012 and 2011 were 48,005,645 and 36,125,582 shares, respectively. The weighted average number of basic and fully diluted shares outstanding for the six month periods ended June 30, 2012 and 2011 were 47,087,779 and 35,579,650 shares, respectively. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At June 30, 2012, we had $539 in cash and cash equivalents.

During the six month period ended June 30, 2012, we recorded a net loss of $2,398,215 and had negative cash flows of $865,320 from our operating activities. At June 30, 2012, we had a working capital deficit of $3,880,772 and a stockholders’ deficit of $4,499,631. We have relied, in large part, upon debt and equity financing to fund our operations. These matters collectively raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations for the six month period ended June 30, 2012 was $865,320, compared to $1,613,640 during the six month period ended June 30, 2011. The improvement in net cash used in operating activities of $767,477 is primarily due to the improvement in our consolidated results of operations excluding non-cash expenses over the prior year period.  We recorded a net loss of $2,398,215, as compared to $2,179,801 in the corresponding period of the prior year. After excluding our non-cash expenses, we realized a net cash improvement of $503,078 compared to our consolidated results over the prior year period. Additionally, we realized a net cash improvement of $264,399 from the aggregate change in our operating assets and liabilities when compared to the prior year period.

No net cash was provided by or used in investing activities for the six month period ended June 30, 2012, compared to net cash used of $1,602 during the six month period ended June 30, 2011.

Net cash provided by financing activities for the six month period ended June 30, 2012 was $865,859, compared to $1,546,307 during the six month period ended June 30, 2011. During the six months ended June 30, 2012, we raised $75,000 in new capital from debt sources, as compared to proceeds of $625,000 during the prior year period. We received proceeds from the issuance of new equity, as described below, aggregating $223,920, as compared to $1,897,150 in the prior year period. Furthermore, we received $569,652 in net proceeds from loans made by our officers as compared to net repayments totaling $342,449 on loans due to our officers in the prior year period.

In the second calendar quarer of 2011 we closed a private offering of our convertible preferred stock whereby we sold an aggregate of 4,427,000 shares and received proceeds of $1,106,750 therefrom.

In February 2011, we issued a secured, convertible debenture to an existing shareholder in the principal amount of $500,000, which becomes due three years from the date of issuance. The debenture bears interest at 12% per annum and is payable quarterly beginning in May 2011. In addition to interest, as inducement for the maker to loan funds to us, the maker received 125,000 restricted shares of our common stock contemporaneously with the execution of the debenture. Further, we agreed to pay to the maker an annual transaction fee of $30,000 in equal installments on a quarterly basis beginning in May 2011. The balance due under the debenture is collateralized by all of our assets, including but not limited to inventory, receivables, vehicles and warehouse equipment. Lastly, we agreed to issue 750,000 shares of our common stock (the “Escrowed Shares”), in favor of the maker, to be held in escrow by a mutually agreeable party. In the event of failure to pay all or any portion of the principal and interest due under the debenture, including any and all rights to cure, the Escrowed Shares shall be released to the maker. The Escrowed Shares, which are included in issued and outstanding shares on our financial statements, are not entitled to voting rights, or to receive any dividends if and when declared unless and until the Escrowed Shares are released.

In May 2011, we commenced a private offering of our common stock whereby we are offered up to 13,333,333 shares at an offering price of $0.45 per share, or $6,000,000, to accredited investors. We sold an aggregate of 1,115,887 shares and received proceeds of $527,150 therefrom. This offering closed in the first quarer of 2012 ended on March 31, 2012.

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

In January 2012, we issued 6,000 shares of convertible, preferred stock for net proceeds of $6,000. The preferred shares are convertible into common stock at a rate no lower than $0.30, or 3.33 shares of common stock for each share of preferred stock. These shares were immediately converted into 20,000 shares of common stock.

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

In April 2012, we sold 216,667 shares of our common stock and received $65,000 in gross proceeds.

Until we are successful in obtaining additional equity capital we will likely continue to rely upon related-party debt, issuance of additional debentures from our shareholders or equity financing in order to ensure the continuing existence of our business. We were indebted to our management in the amounts of $1,348,090 at June 30, 2012. Additionally we are working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements, and allocating sufficient resources to continue with advertising and marketing efforts. There can be no assurances that these efforts will be successful. If these efforts are not successful, it could have a material adverse impact.

Trends

Our emphasis over the next twelve months will continue to focus on building the brand recognition of our products and increasing sales revenue. We have been actively involved in discussions with potential investors to provide us with additional equity funding. Assuming we are successful in raising new capital funding, we will continue to increase our expansion efforts by completing the build out of Florida to achieve at least 60% market penetration and intensify our marketing efforts in the southeast and Midwest regions through a number of identified retailers and distributors covering those regions. Additionally, we intend to expand our operations into Canada through a previously disclosed distribution agreement.

A complete re-branding of the product line is underway that will result in the Company having both premium and value product lines. The Company believes this will make the company a more attractive option for both the retailer and distributor. Increasing brand awareness will be initiated through a significant public relations and advertising program, including news releases, demographically targeted cable television advertising, increased "cans in hand" sampling, events and billboard advertisements. We will look to continue to develop and expand the areas where our products are currently distributed through the enhanced program as well.

In October 2011, we announced that we intend to expand our operations at our Grass Roots subsidiary by expanding our operations to represent additional brands. Our goal at Grass Roots is to provide distribution opportunities to beverage and snack companies that are having difficulty establishing a presence in the State of Florida. We believe that this expansion of operations will be successful because distribution dominated by the Coke and Pepsi systems are off limits and closed to these brands. Complicating the issue is that fact that there are few "third tier" distributors in Florida. Many of the state's small distributors have either gone out of business or were acquired by large beer houses. In a state the size of Florida the lack of independents makes full coverage almost an impossible task. Grass Roots Beverages is an authorized vendor for several national chain retailers, including Walgreens and Circle-K, and has an approximate total of 3,000 retail accounts which we believe makes us a viable and attractive alternative to those brands seeking to obtain a foothold in Florida. There can be no assurances that we will be successful and generate incremental revenue or profits with this expansion. To date GRB has added several new lines to its portfolio, namely New Leaf Lemonade, SK Energy Shot, and Fruit 66 and is in negotiations with others.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three and six month periods ended June 30, 2012.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level. We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three  month period ended June 30, 2012, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, the Company sold 216,667 shares of its common stock pursuant to a private placement offering, and received $65,000 in gross proceeds. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

We have utilized the proceeds derived from the above described issuances for advertising, sales and marketing activities and working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 20, 2012.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks,
Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner,
Principal Financial Officer and
Principal Accounting Officer