Form 10-K/A
period 2011-12-31
DNA BRANDS INC
filed 2012-09-25
CIK 1419995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Form 10-K/A1

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-53086

DNA BRANDS, INC.
(Exact name of registrant as specified in its Charter)

Colorado	26-0394476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

506 NW 77th Street Boca Raton, Florida	33487
(Address of Principal Executive Offices)	(Zip Code)

(954) 970-3826
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None	None
Title of each class	Name of each exchange on which registered

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011 at reasonable assurance levels except as described below.   We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management Report on Internal Control over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The aforesaid disclosure was inadvertently omitted from our initial Form 10-K filing and as such, this failure to include such disclosure deemed our controls and procedures with regard to disclosures to be ineffective as of December 31, 2011.  Management believes that, as of December 31, 2011, the balance of our internal controls was effective.

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

No.	Description	Filed With	Date Filed

3.1	Articles of Incorporation	Form SB-2 Registration Statement	January 22, 2008

3.2	Bylaws	Form SB-2 Registration Statement	January 22, 2008

3.3	Articles of Amendment to Articles of Incorporation filed July 7, 2010	Form 8-K/A Dated July 6, 2010	October 18, 2010

3.4	Statement of Share and Equity Exchange filed July 8, 2010	Form S-1 Registration Statement	December 15, 2010

10.1	Share Exchange Agreement Between Famous Products, Inc. and DNA Beverage Corporation	Form 8-K Dated July 6, 2010	July 12, 2010

10.2	Purchase and Sale Agreement between Famous Products, Inc. and DNA Beverage Corporation	Form 8-K Dated July 6, 2010	July 12, 2010

10.3	Form of Distribution Agreement with Anheiser Busch Distributors	Form S-1/A1 Registration Statement	February 24, 2010

10.4	Vendor Participation Agreement with Walgreen Co and Professional Sports Teams	Form S-1/A1 Registration Statement	February 24, 2010

10.5	Form of Advertising and Promotion Agreement with Professional Sports Teams*	Form S-1/A1 Registration Statement	February 24, 2010

10.6	Letter Agreement with Circle K Stores, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.7	Business Development Agreement with Racetrac Petroleum*	Form S-1/A1 Registration Statement	February 24, 2010

10.8	Title Sponsorship Agreement with C&R Motorsports LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.9	Sponsorship Agreement with Star Racing LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.10	Memorandum of Understanding between DNA Brands & Star Racing LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.11	Sales, Marketing and Manufacturing Agreement with Monogram Meat Snacks LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.12	Brokerage Service Agreement with Reese Group, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.13	AAFES Retail Agreement – Army & Air Force Exchange Service	Form S-1/A1 Registration Statement	February 24, 2010

10.14	Broker Agreement with Royal Strategies and Solutions, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.15	Trust Agreement	Form S-1/A1 Registration Statement	February 24, 2010

10.16	Letter Agreement with Equinox Securities, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.17	12% Secured Convertible Debenture	Form S-1/A1 Registration Statement	February 24, 2010

10.18	Letter Agreement with Circle K Stores, Inc.	Form 10-K	March 30, 2011

10.19	Business Development Agreement with Racetrac Petroleum, Inc.	Form 10-K	March 30, 2011

10.20	Letter Agreement with Walgreens	Form 10-K	March 30, 2011

10.21	Distributor Agreement with City Beverages Limited Partnership	Form 10-K	March 30, 2011

10.22	Distributorship Agreement with Sand Dollar Distributors LLC	Form 10-K	March 30, 2011

10.23	Vendor Participation Agreement with Walgreen Co and Orlando Magic	Form 10-K	March 30, 2011

10.24	Sponsorship Agreement with Jeff Ward Racing	Form 10-K	April 13, 2012

10.25	Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc.	Form 10-K	April 13, 2012

16.1	Letter of Ronald R. Chadwick, P.C.	Form 8-K Dated September 10, 2010	September 13, 2010

16.2	Letter of Ronald R. Chadwick, P.C.	Form 8-K/A Dated September 10, 2010	September 16, 2010

21.1	List of Subsidiaries	Form S-1 Registration Statement	December 15, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

DNA BRANDS, INC.

Dated: September 24, 2012	By:	/s/ Darren Marks
Darren Marks, Chief Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Darren Marks	September 24, 2012
Darren Marks, Director

/s/ Melvin Leiner	September 24, 2012
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