Form 10-Q
period 2012-09-30
DNA BRANDS INC
filed 2012-11-19
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2012

DNA BRANDS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	000-53086	26-0394476
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer ID No.)

544 NW 77th Street Boca Raton, Florida, 33487
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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 15, 2012 was 57,896,866 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☑

DNA BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$—	$—
Accounts receivable, net	32,184	86,410
Inventory	90,470	179,363
Loans receivable from related party	—	18,247
Prepaid expenses and other current assets	290,645	31,647
Total current assets	413,299	315,667
Property and equipment, net	22,580	31,624
Other assets	27,272	25,199
Total assets	$463,151	$372,490

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdrafts	$853	$19,157
Accounts payable	568,269	702,301
Accrued liabilities	1,595,561	1,355,576
Loans payable, other	—	3,178
Loans payable to officers	1,414,641	1,303,388
Convertible debentures, net of discount, current portion	113,956	—
Embedded conversion option liabilities	118,691	—
Total current liabilities	3,811,971	3,383,600
Convertible debentures, net of discounts	667,605	566,045
Total liabilities	4,479,576	3,949,645

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued and outstanding, respectively	—	—
Common stock, $0.001 par value, 100,000,000 authorized, 56,470,776 and 45,425,135 issued and outstanding
as of September 30, 2012 and December 31, 2011, respectively	56,471	45,425
Additional paid-in capital	20,342,927	17,809,281
Accumulated deficit	(24,415,823)	(21,431,861)
Total stockholders' deficit	(4,016,425)	(3,577,155)
Total liabilities and stockholders' deficit	$463,151	$372,490

The accompanying notes are an integral part of these condensed financial statements.

DNA BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$28,142	$467,337	$200,953	$1,155,415
Cost of goods sold	18,239	251,637	118,269	694,341
Gross margin	9,903	215,700	82,684	461,074
Operating expenses
Compensation and benefits	302,203	409,329	1,051,624	1,324,885
Depreciation expense	2,368	4,016	9,044	14,887
General and administrative expenses	164,709	259,717	557,434	731,287
Professional and outside services	174,164	97,994	630,577	546,125
Selling and marketing expenses	(72,583)	263,320	108,061	807,976
Total operating expenses	570,861	1,034,376	2,356,740	3,425,160
Loss from operations	(560,958)	(818,676)	(2,274,056)	(2,964,086)

Other income (expense)
Gain on embedded conversion option liabilities	92,122	—	92,122	—
Interest expense	(116,909)	(52,564)	(802,028)	(86,955)
Total other expense	(24,787)	(52,564)	(709,906)	(86,955)
Loss before income taxes	(585,745)	(871,240)	(2,983,962)	(3,051,041)
Income taxes	—	—	—	—
Net loss	$(585,745)	$(871,240)	$(2,983,962)	$(3,051,041)

Loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding:
Basic and diluted	50,392,491	38,377,193	48,197,391	36,522,413

The accompanying notes are an integral part of these condensed financial statements.

DNA BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(2,983,962)	$(3,051,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,044	14,887
Loss on disposal of fixed assets	—	3,014
Gain on embedded conversion option liabilities	(92,122)	—
Non-cash interest expense related to discount on convertible debentures	707,231	29,690
Provision for doubtful accounts	36,474	7,723
Common stock and common stock warrants issued in exchange for services	706,628	720,475
Common stock issued as employee compensation	310,000	391,500
Changes in operating assets and liabilities:
Accounts receivable	35,999	(299,136)
Inventory	88,893	(123,411)
Prepaid expenses and other current assets	(258,998)	(160,013)
Other assets	(2,073)	—
Bank overdraft	(18,304)	—
Accounts payable	(134,032)	172,113
Accrued expenses	239,985	(165,924)
Net cash used in operating activities	(1,355,237)	(2,460,123)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	250
Net advances to related party	—	(12,213)
Net cash used in investing activities	—	(11,963)
Cash flows from financing activities:
Net proceeds from (repayments on) loans payable to officers	636,203	(94,312)
Net repayments on loans payable	(3,178)	(9,674)
Net proceeds from the issuance of convertible debentures	357,668	900,000
Net proceeds from the issuance of convertible, preferred stock	6,000	1,106,750
Net proceeds from the issuance of common stock	205,624	499,025
Net proceeds from the exercise of common stock warrants	152,920	—
Net cash provided by financing activities	1,355,237	2,401,789
Net change in cash and cash equivalents	—	(70,297)
Cash and cash equivalents at beginning of period	—	74,604
Cash and cash equivalents at end of period	$—	$4,307

Supplemental disclosures:
Interest paid	$94,354	$57,265

Supplemental disclosures of non-cash investing and financing activities:
Conversion of loans payable to officers into convertible debentures	$524,950	$—
Conversion of convertible debentures into common stock	$524,950	$—
Discounts on convertible debentures	$324,443	$397,000

The accompanying notes are an integral part of these condensed financial statements.

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

DNA Brands, Inc. (hereinafter referred to as “the Company” or “DNA”) produces, markets and sells a proprietary line of four carbonated blends of DNA Energy Drinks® and other related products. Additionally, through its wholly-owned subsidiary Grass Roots Beverage Company Inc. ("Grass Roots") the Company distributes DNA energy drinks and other related products.

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

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs, other than quoted prices, which are observable either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

We currently measure and report derivative liabilities at fair value. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at September 30, 2012 and December 31, 2011.

Derivative Instruments

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts, namely convertible notes payable, that are not considered derivative financial instruments in their entirety, but that include embedded derivative features.

In accordance with FASB ASC 815-15, Embedded Derivatives, and guidance provided by the SEC Staff, the Company accounts for these embedded features as a derivative liability or equity at fair value.

The recognition of the fair value of the derivative instrument at the date of issuance is applied first to the debt proceeds. The excess fair value, if any, over the proceeds from a debt instrument, is recognized immediately in the statement of operations as expense. The value of derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument and amortized to interest expense over the life of the debt instrument. A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity and become subject to reclassification under this accounting standard are reclassified as a liability at the fair value of the instrument on the reclassification date.

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

During the nine month period ended September 30, 2012, the Company recorded a net loss of $2,983,962 and had negative cash flows of $1,355,237 from its operating activities. At September 30, 2012, the Company had a working capital deficit of $3,398,672 and a stockholders’ deficit of $4,016,425. The Company has relied, in large part, upon debt and equity financing to fund its operations. These matters collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

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

3.	Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(unaudited)

Accounts receivable	$35,001	$135,246
Less: Allowance for doubtful accounts	(2,817)	(48,836)
Accounts receivable, net	$32,184	$86,410

Bad debt expense related to the Company’s trade accounts receivable for nine month periods ended September 30, 2012 and 2011 was $36,474 and $7,723, respectively.

4.	Inventory

The following table sets forth the composition of the Company’s inventory at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(unaudited)
Raw materials	$38,192	$37,228
Finished goods	52,278	142,135
Total inventory	$90,470	$179,363

5.	Prepaid Expenses and Other Assets

The following table sets forth the composition of the Company’s prepaid expenses and other assets at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(unaudited)
Short-term security deposit	$10,000	$10,000
Employee and other advances	61,819	46,846
Prepaid expenses	246,098	—
Total prepaid expenses and other assets	317,917	56,846
Less: Non-current portion	(27,272)	(25,199)
Prepaid expenses and other current assets	$290,645	$31,647

6.	Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(unaudited)
Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	75,907	75,907
Accumulated depreciation	(81,173)	(72,129)
Total property and equipment, net	$22,580	$31,624

Depreciation expense for the nine month periods ended September 30, 2012 and 2011 was $9,044 and $14,887, respectively. In March 2011, the Company disposed of one of its vehicles. As a result of the transaction, the Company received cash proceeds of $250 and recorded a loss of $3,014.

7.	Accrued Liabilities

The following table sets forth the composition of the Company’s accrued liabilities at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(unaudited)
Salaries and bonuses	$934,085	$767,798
Payroll taxes and penalties	606,350	559,420
Interest expense on convertible debentures	33,625	7,932
Professional services	12,500	20,426
Other	9,001	—
Total accrued liabilities	$1,595,561	$1,355,576

Salaries and bonuses represent amounts due to officers and employees. Due to the Company’s shortage of liquidity, its two principal executive officers have deferred cash payment of their salaries since 2008. As of September 30, 2012, the Company’s officers were owed $757,500 as a result of their deferrals and its employees were owed $176,585 for amounts earned and accrued in the normal course of business.

As of September 30, 2012 and December 31, 2011, accrued payroll taxes and penalties represented the unpaid portion of employer and employee payroll taxes totaling $471,140 and $446,460, respectively. The Company has estimated potential penalties associated with these unpaid amounts to be $135,210 and $112,960 for each of these periods, respectively. The Company has engaged the services of a professional experienced in payroll tax matters to assist it develop a plan for repayment and future compliance deemed acceptable to the Internal Revenue Service. In March 2012, the Company made a payment of $50,000 against its payroll tax liabilities.

8.	Loans Payable - Other

Loans payable were comprised of a third party financing arrangement for the Company’s vehicles utilized for the transport of the Company’s products. The original term of the loans was five years, bearing interest at a rate of 9.3%. At September 30, 2012, all borrowed principal amounts on these loans had been repaid.

9.	Convertible Debentures, Net of Discounts

A summary of the issuances of all convertible notes during the nine month period ended September 30, 2012 is as follows:

Issue Date	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares

02/01/2012	12%	$75,000	01/31/2013	3.73
02/29/2012	—	52,500	—	6.67
03/01/2012	—	101,250	—	6.67
03/02/2012	—	66,450	—	6.67
03/02/2012	—	25,000	—	6.67
03/06/2012	—	90,000	—	6.67
03/07/2012	—	9,750	—	6.67
03/08/2012	—	15,000	—	6.67
03/09/2012	—	30,000	—	6.67
03/21/2012	—	15,000	—	6.67
03/22/2012	—	90,000	—	6.67
03/28/2012	—	15,000	—	6.67
03/29/2012	—	15,000	—	6.67
07/02/2012	12%	50,000	07/01/2013	6.67
07/02/2012	12%	19,468	07/01/2013	6.67
07/02/2012	12%	29,000	07/01/2013	6.67
07/02/2012	12%	17,000	07/01/2013	6.67
07/02/2012	12%	17,200	07/01/2013	6.67
07/20/2012	12%	50,000	07/19/2013	6.67
08/07/2012	—	50,000	09/07/2012	10.00
09/25/2012	6%	50,000	09/25/2013	12.99
Total		$882,618

The following table sets forth the composition of the Company’s secured, convertible debentures at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(unaudited)
Convertible debentures, principal amount	$1,257,668	$900,000
Less: Loan discount	(721,433)	(397,000)
Add: Accumulated amortization of loan discount	245,326	63,045
Less: Current portion	(113,956)	—
Convertible debentures, net of discounts	$667,605	$566,045

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

In February and March 2012, the Company converted $524,950 of its loans payable to officers into convertible debentures. These debentures were offered by the Company’s officers to certain accredited investors and a majority portion of the proceeds therefrom were deposited with the Company. The debentures have no maturity date and bear no interest. Therefore these debentures are payable on demand and have been classified as a current liability on the accompanying consolidated balance sheet.  The debentures are convertible at any time into 3,499,667 shares, or $0.15 per share of common stock. The Company determined that these terms created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $524,950, the ceiling of its intrinsic value. Due to the nature of the debentures, the full value of the beneficial conversion feature was immediately recorded as interest expense in the Company’s financial statements.  In August 2012, these convertible debentures were converted into 3,499,666 shares of the Company’s common stock.

On April 9, 2012, the Company executed an Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc., New York, NY (“CMI”), wherein CMI agreed to provide consulting, strategic business planning, financing on a “best efforts” basis and investor and public relations services, as well as to assist the Company in its efforts to raise capital through the issuance of debt or equity.  The agreement provided for CMI to engage in two separate private offerings with the initial private placement offering up to $3.0 million and the second private placement offering up to an additional $3.0 million; each on a “best efforts” basis. In connection with this agreement the Company issued 750,000 shares valued at $0.25 per share or a total value of $187,500. This amount is being amortized in the Company's financial statements over a 24 month period; the unamortized amount is reflected in prepaid expenses.

In July 2012, the Company received proceeds from convertible debentures totaling $182,668 in connection with the CMI agreement. The debentures bear interest at 12% per annum, which is payable in cash or the Company’s common stock at the time of conversion or maturity. The debentures are convertible at any time prior to maturity at a conversion price equal to the lesser of 75% of the average share price of the Company’s common stock for the five previous trading days prior to conversion or $0.35, but not less than $0.15. In the event that the Company offers or issues shares of its common stock at a share price less than $0.15, the floor conversion price will adjust to the new lower price. The Company determined that the terms of the debentures created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $160,813 and recorded as a discount to the principal amount of the debentures. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

On August 7, 2012, the Company issued a convertible debenture in the amount of $50,000. The debenture does not bear interest. As an inducement, the Company agreed to issue the lender 20,000 shares of its common stock. The common shares were valued at their trading price on the date of the agreement and recorded as interest expense in the Company’s results of operations. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $50,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

On September 25, 2012, the Company issued a convertible debenture in the amount of $50,000. The debenture bears interest at 6% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock on the four previous trading days prior to and day of conversion, but not less than $0.0001. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $50,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

10.	Embedded Conversion on Option Liabilities

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of September 30, 2012 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	September 30, 2012

Expected dividend yield (1)	—%	—%
Risk-free interest rate (2)	0.16 – 0.71%	0.17 – 0.62%
Expected volatility (3)	153.3 – 280.1%	165.8 – 288.0%
Expected life (in years) (4)	1.00 – 4.00	0.75 – 3.85
__________________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended September 30, 2012 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or twenty four months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

The following reflects the initial fair value on the note inception date and changes in fair value through September 30, 2012:

Note inception date fair value allocated to debt discount	$210,813
Note inception date fair value allocated to other expense	4,173
Change in fair value – (gain)	(96,295)
Embedded conversion option derivative liability fair value on September 30, 2012	$118,691

11.	Loans Payable to Officers

The composition of the Company’s loans payable to officers at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(unaudited)

Loans payable to officers	$1,414,641	$1,303,388

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

At September 30, 2012, there were no aggregate non-interest bearing advances made to RSS. At March 31, 2012, the Company wrote-off $18,247 to bad debt expense against the balances due from RSS. No other activity was recorded during the nine month period ended September 30, 2012. At December 31, 2011, aggregate non-interest bearing advances made to RSS totaled $18,247.

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

At September 30, 2012 and December 31, 2011, common stock issued and outstanding totaled 56,470,776 and 45,425,135, respectively. At September 30, 2012 and December 31, 2011, there was no preferred stock issued and outstanding.

The number of shares of common stock issued and their respective values for the nine month period ended September 30, 2012 as follows:

	Shares Issued	Value of Issuances

Common stock issued in exchange for services	3,124,050	$669,128
Common stock issued as employee compensation	2,145,000	310,000
Common stock issued upon conversion of convertible, preferred stock	20,000	—
Common stock issued in connection with private offerings	1,645,244	205,624
Common stock issued in connection with common stock warrant exercises	611,681	152,920
Common stock issued upon conversion of convertible debentures	3,499,666	524,950
Total	11,045,641	$1,862,622

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

Common stock warrants immediately vest upon issuance and are typically exercisable for a period five years thereafter. During the nine months ended September 30, 2012, the Company issued 500,000 warrants with a life of approximately 5.75 years and 280,000 warrants with a life of approximately 4.6 years. The following table reflects the amount of common stock warrants outstanding and exercisable for the period ended September 30, 2012.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)

Balance, December 31, 2011	3,649,503	$1.56	2.57
Warrants issued	780,000	$0.73	4.93
Warrants exercised	(611,881)	$0.25	—
Balance, September 30, 2012	3,817,822	$1.39	2.39	(1)
__________________
(1)	The remaining contractual life of the warrants outstanding as of September 30, 2012 ranges from 0.33 to 5.25 years.

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of September 30, 2012, the Company had not granted any options pursuant to either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

As of September 30, 2012, the Company had issued stock options to three of its employees. These stock options have not been adopted under either of the April 2011 plans described above.

The following assumptions were utilized with the Black-Scholes option pricing model for the periods ended September 30, 2012 and 2011:

	2012	2011

Expected dividend yield (1)	—%	—%
Risk-free interest rate (2)	.83%	1.67%
Expected volatility (3)	250.70%	91.69%
Expected life (in years) (4)	5.0	5.0
__________________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended September 30, 2012 is based upon the historical volatility of the Company’s stock price, a period equal to twenty-one months following the reverse capitalization transaction. The volatility for the period ended September 30, 2011 is based upon the average volatility rate of the three similar publicly traded companies.

(4)	The expected life represents the due date of the note.

14.	Income Taxes

As of September 30, 2012, the Company has available approximately $7,600,000 of operating loss carry-forwards before applying the provision of Internal Revenue Code (“IRC”) Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses will begin to expire in the year 2022. As of September 30, 2012 and December 31, 2011, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carry-forwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

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

Additionally, our officers and directors resigned their positions with us and were replaced by the former management team of DNA Beverage. Mr. Darren Marks became a director and our President and CEO, and Mr. Melvin Leiner became a director and our Executive Vice President, Secretary and COO/CFO. As a result of this transaction we changed our name to DNA Brands, Inc.  Our principal offices are located at 544 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826.  Our website is www.dnabrandsusa.com.

Presented below are our results of operations for the three and nine month periods ended September 30, 2012 and 2011.

Results Of Operations

Comparison of Results of Operations for the three and nine month periods ended September 30, 2012 and 2011

Revenue

Sales for the three month period ended September 30, 2012 were $28,142, compared to $467,337 during the three month period ended September 30, 2011. Our sales decreased 94% compared to the corresponding period in the prior year.

Sales for the nine month period ended September 30, 2012 were $200,953, compared to $1,155,415 during the nine month period ended September 30, 2011. Our sales decreased 82.6% compared to the corresponding period in the prior year.

The material decrease in sales during both of the current year periods is attributable to our changing customer base as we continue to test our products through a variety of distribution channels. Additionally our revenues in 2012 have been materially impacted by our lack of available working capital. This has prevented us from making timely inventory purchases in sufficient quantities of the better selling SKU's. Also the lack of liquidity has limited the amount we can spend on marketing, advertising and promotions which are critical revenue drivers in the energy drink industry.

Currently we are in the process of re-branding our product, see “Trends” below. We expect this re-branding process to begin to significantly increase our revenue levels, beginning in the first quarter of 2013. Our ability to achieve increased revenue is largely dependent upon our success in raising additional capital. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts, or that these efforts will generate increased revenues, see “Liquidity and Capital Resources” below.

Gross margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing the gross margin by sales.

Gross margin for the three month period ended September 30, 2012 was $9,903, compared to $215,700 during the three month period ended September 30, 2011. Gross margin percentage for the three month period ended September 30, 2012 was 35.2%, compared to 46.2% during the three month period ended September 30, 2011. Our gross margin decreased 95.4% compared to the corresponding period in the prior year as a direct result of our significant decline in sales revenue. Furthermore, our gross margin percentage decreased 11.0% compared to the corresponding period in the prior year.

Gross margin for the nine month period ended September 30, 2012 was $82,684, compared to $461,074 during the nine month period ended September 30, 2011. Gross margin percentage for the nine month period ended September 30, 2012 was 41.2%, compared to 39.9% during the nine month period ended September 30, 2011. Our gross margin decreased 82.1% compared to the corresponding period in the prior year as a direct result of our significant decline in sales revenue. However, our gross margin percentage increased 1.2% compared to the corresponding period in the prior year.

The material decrease in our gross margin for each of the current year periods is directly attributable to the significant decrease in the level of our sales. We do not believe that the gross margin percentages for the three and nine month periods ended September 30, 2012 and 2011 are necessarily indicative of future results if applied to larger sales volumes.

Compensation and benefits

Compensation and benefits for the three month period ended September 30, 2012 was $302,203, compared to $409,329 during the three month period ended September 30, 2011; representing a decrease in compensation and benefits of $107,126, or 26.2%.

Compensation and benefits for the nine month period ended September 30, 2012 was $1,051,624, compared to $1,324,885 during the nine month period ended September 30, 2011; representing a decrease in compensation and benefits of $273,261, or 20.6%.

The decrease in compensation and benefits expenses in both the three and nine months ended September 30, 2012 as compared to the same period in the prior year is attributable to a reduction in the number of our employees and a reduction in sales commissions as a result of our lower sales revenue.

Our two executive officers have deferred cash payment of their salaries since 2008. For three and nine month period ended September 30, 2012 and 2011, we recorded $62,500 and $187,500, respectively, in compensation expense related to these deferrals. At September 30, 2012, the aggregate value of these salary deferrals totaled $757,500 and was included in accrued liabilities on our consolidated balance sheet as of September 30, 2012.

General and administrative

General and administrative expenses for the three month period ended September 30, 2012 were $164,709, compared to $259,717 during the three month period ended September 30, 2011; representing a decrease of $95,008, or 36.6%.

General and administrative expenses for the nine month period ended September 30, 2012 were $557,434, compared to $731,287 during the nine month period ended September 30, 2011; representing a decrease of $173,853, or 23.8%.

General and administrative expenses are primarily comprised of rent, utilities, insurance, travel and entertainment, and other expenses. The decrease in both the three and nine month periods ended September 30, 2012 as compared to the same period in the prior year  is due to reduced spending for travel and other administrative activities consistent with our reduced revenue levels.

Professional and outside services

Professional and outside services for the three month period ended September 30, 2012 were $174,164, compared to $97,994 during the three month period ended September 30, 2011; representing an increase of $76,170 or 77.7%.

Professional and outside services for the nine month period ended September 30, 2012 were $630,577, compared to $546,125 during the nine month period ended September 30, 2011; representing an increase of $84,452 or 15.5%.

Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services.

Selling and marketing expenses

Selling and marketing expenses for the three month period ended September 30, 2012 were ($72,583), compared to $263,320 during the three month period ended September 30, 2011.

Selling and marketing expenses for the nine month period ended September 30, 2012 were $108,061, compared to $807,976 during the nine month period ended September 30, 2011.

The decrease in selling and marketing expenses for both the three and nine month periods ended September 30, 2012 compared to the same periods in the prior year period is directly attributable to the lack of working capital. We realized a net credit in our selling and marketing expenses during the three months ended September 30, 2012 as a result of the reversal of a sale for which we previously established a bad debt provision against and the cancellation and credit of promotional services invoiced in a prior period.

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

Interest expense

Interest expense for the three month period ended September 30, 2012 was $116,909, compared to $52,564 during the three month period ended September 30, 2011.

Interest expense for the nine month period ended September 30, 2012 was $802,028, compared to $86,955 during the nine month period ended September 30, 2011.

The increase in interest expense over both of the prior year periods is primarily attributable to the non-cash amortization of loan discounts related to convertible debentures. During the nine months ended September 30, 2012, we issued an aggregate principal value of $882,618 in convertible debentures. These debentures were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that will be amortized over their terms. During the three and nine months ended September 30, 2012, we recorded $90,150 and $707,231, respectively, in non-cash interest expense relative the loan discounts on these notes.

Net loss

We incurred a net loss for the three month period ended September 30, 2012 of $585,745 or ($0.01) per basic and fully diluted share, compared to a net loss of $871,240, or ($0.02) per basic and fully diluted share during the three month period ended September 30, 2011.

We incurred a net loss for the nine month period ended September 30, 2012 of $2,983,962 or ($0.06) per basic and fully diluted share, compared to a net loss of $3,051,041, or ($0.08) per basic and fully diluted share during the nine month period ended September 30, 2011.

Since our inception, we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

The weighted average number of basic and fully diluted shares outstanding for the three month periods ended September 30, 2012 and 2011 were 50,392,491 and 38,377,193 shares, respectively. The weighted average number of basic and fully diluted shares outstanding for the nine month periods ended September 30, 2012 and 2011 were 48,197,391 and 36,522,413 shares, respectively. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At September 30, 2012, we had $853 in bank overdrafts on our cash and cash equivalents’ bank accounts.

During the nine month period ended September 30, 2012, we recorded a net loss of $2,983,962 and had negative cash flows of $1,355,237 from our operating activities. At September 30, 2012, we had a working capital deficit of $3,398,672 and a stockholders’ deficit of $4,016,425. We have relied, in large part, upon debt and equity financing to fund our operations. These matters collectively raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations for the nine month period ended September 30, 2012 was $1,355,237, compared to $2,460,123 during the nine month period ended September 30, 2011. The improvement in net cash used in operating activities of $1,104,886 is primarily due to the improvement in our consolidated results of operations excluding non-cash expenses over the prior year period.  We recorded a net loss of $2,983,962, as compared to $3,051,041 in the corresponding period of the prior year. After excluding our non-cash expenses, we realized a net cash improvement of $669,167 compared to our consolidated results over the prior year period. Additionally, we realized a net cash improvement of $527,841 from the aggregate change in our operating assets and liabilities when compared to the prior year period.

No net cash was provided by or used in investing activities for the nine month period ended September 30, 2012, compared to net cash used of $11,963 during the nine month period ended September 30, 2011.

Net cash provided by financing activities for the nine month period ended September 30, 2012 was $1,355,237, compared to $2,401,789 during the nine month period ended September 30, 2011. During the nine months ended September 30, 2012, we raised $357,668 in new capital from debt sources, as compared to proceeds of $900,000 during the prior year period. We received proceeds from the issuance of new equity, as described below, aggregating $364,544, as compared to $1,605,775 in the prior year period. Furthermore, we received $636,203 in net proceeds from loans made by our officers as compared to net repayments totaling $94,312 on loans due to our officers in the prior year period.

In the second calendar quarter of 2011 we closed a private offering of our convertible preferred stock whereby we sold an aggregate of 4,427,000 shares and received proceeds of $1,106,750 therefrom.

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

In May 2011, we commenced a private offering of our common stock whereby we are offered up to 13,333,333 shares at an offering price of $0.45 per share, or $6,000,000, to accredited investors. We sold an aggregate of 1,115,887 shares and received proceeds of $527,150 therefrom. This offering closed in the first quarter of 2012 ended on March 31, 2012.

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

In July and August 2011, we issued a series of secured convertible debentures to accredited investors aggregating $275,000 in gross proceeds. All proceeds from these debentures were utilized solely for the purpose of funding raw materials and inventory purchases through the use of an escrow agent. The debentures bear interest at 12% per annum, payable in monthly installments. The debentures are convertible at any time prior to maturity at a conversion price equal to 80% of the average share price of our common stock for the 10 previous trading days prior to conversion, but not less than $0.70. In addition, as further inducement for loaning us funds, we issued the lenders 68,750 restricted shares of our common stock and 137,500 common stock warrants exercisable at $1.25 per share.

In January 2012, we issued 6,000 shares of convertible preferred stock for net proceeds of $6,000. The preferred shares are convertible into common stock at a rate no lower than $0.30, or 3.33 shares of common stock for each share of preferred stock. These shares were immediately converted into 20,000 shares of common stock.

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

In February and March 2012, we converted $524,950 of loans payable to our officers into convertible debentures. These debentures were offered by our officers to certain accredited investors and the proceeds therefrom were deposited by us. The debentures have no maturity date and bear no interest. The debentures are convertible at any time into 3,499,667 shares of our common stock. We determined that this term created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $524,950, the ceiling of its intrinsic value. Due to the nature of the debentures, the full value of the beneficial conversion feature was immediately recorded as interest expense in our financial statements. In August 2012, these convertible debentures were converted into 3,499,666 shares of our common stock.

In April 2012, we sold 216,667 shares of our common stock and received $65,000 in gross proceeds. In August and September 2012, we sold 1,406,243 shares of our common stock and received $140,624 in gross proceeds.

In July 2012, we received proceeds from convertible debentures totaling $182,668 in connection with our CMI agreement. The debentures bear interest at 12% per annum, which is payable in cash or our common stock at the time of conversion or maturity. The debentures are convertible at any time prior to maturity at a conversion price equal to the lesser of 75% of the average share price of our common stock for the five previous trading days prior to conversion or $0.35, but not less than $0.15. In the event that we offer or issue shares of our common stock at a share price less than $0.15, the floor conversion price will adjust to the new lower price. We determined that the terms of the debentures created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $160,813 and recorded as a discount to the principal amount of the debentures. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

On August 7, 2012, we issued a convertible debenture in the amount of $50,000. The debenture does not bear interest. As an inducement, we agreed to issue the lender 20,000 shares of our common stock. The common shares were valued at their trading price on the date of the agreement and recorded as interest expense in our results of operations. We determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $50,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in our financial statements.

On September 25, 2012, we issued a convertible debenture in the amount of $50,000. The debenture bears interest at 6% per annum, which is payable in our common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 70% of the lowest closing bid price of our common stock on the four previous trading days prior to and day of conversion, but not less than $0.0001. We determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $50,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in our financial statements.

Until we are successful in obtaining additional equity capital we will likely continue to rely upon related-party debt, issuance of additional debentures from our shareholders or equity financing in order to ensure the continuing existence of our business. We were indebted to our management in the amounts of $1,414,641 at September 30, 2012. Additionally we are working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements, and allocating sufficient resources to continue with advertising and marketing efforts. There can be no assurances that these efforts will be successful. If these efforts are not successful, it could have a material adverse impact.

Trends

Our emphasis over the next twelve months will be to focus on re-branding of our products and increasing sales revenue. Significantly, we intend to revise our promotional campaign to promote our energy drink emphasizing our belief that our energy drinks are the best tasting energy drinks on the market.  This premise is based upon our winning this category in an independent worldwide competition held in Geneva, Switzerland in 2010.  To accomplish this objective we are completely re-branding our product line that will result in our having both premium and value product lines. New graphic designs and flavors are slated to reach retailers in January 2013 through a number of new distribution partners. We believe this will make us and our products a more attractive option for our retailers, distributors and the general public. Increasing brand awareness will be initiated through a significant public relations and advertising program, including news releases, demographically targeted cable television advertising, increased "cans in hand" sampling, events and billboard advertisements.  We will continue to develop and expand the areas where our products are currently distributed.

In addition, our wholly owned distribution company, Grass Roots Beverage, will focus much of its effort on the placement of the new product line throughout Florida in order to reach a 60% market penetration by the end of 2013. As market penetration increases we will expand distribution operations by representing additional brands of unrelated products. Our goal at Grass Roots Beverage is to provide distribution opportunities to beverage and snack companies that are having difficulty establishing a presence in the State of Florida. We believe that this expansion of operations will be successful because, as we have learned from our years of experience in the industry, distribution dominated by the Coke and Pepsi systems are off limits and closed to these brands. Complicating the issue is that fact that there are few "third tier" distributors in Florida. Many of the state's small distributors have either gone out of business or were acquired by large beer houses. In a state the size of Florida the lack of independents makes full coverage almost an impossible task. Grass Roots Beverages is an authorized vendor for several national chain retailers, including Walgreens and Circle-K, and Race Track services a large amount of independent  retail accounts which we believe makes us a viable and attractive alternative to those brands seeking to obtain a foothold in Florida. There can be no assurances that we will be successful and generate incremental revenue or profits with this expansion.

In order to fully accomplish these objectives we believe we will require up to $2,000,000 in additional capital.  We have been actively involved in discussions with investment bankers and other potential investors to provide us with additional equity funding, but as of the date of this report, we have not been able to raise all of the funds necessary to accomplish our objectives described herein and there are no assurances we will be successful in raising all of the funds we believe we need. Assuming we are successful in raising new capital funding and in addition to the objectives described above, we will continue to intensify our marketing efforts in the southeast and Midwest regions through a number of identified retailers and distributors covering those regions. Additionally, we intend to expand our operations into Canada through a previously disclosed distribution agreement.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three and nine month periods ended September 30, 2012.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012 at reasonable assurance levels except as described below.   We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting - Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  There were no changes in our internal control over financial reporting during the period ended September 30, 2012 which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, the Company sold 1,406,243 shares of its common stock pursuant to a private placement offering, and received $140,624 in gross proceeds. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2012.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks,
Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner,
Principal Financial Officer and
Principal Accounting Officer