Form 10-K
period 2012-12-31
DNA BRANDS INC
filed 2013-04-16
CIK 1419995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-K

(Mark One)

☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-53086

DNA BRANDS, INC.
(Exact name of registrant as specified in its Charter)

Colorado	26-0394476
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

544 NW 77th Street Boca Raton, Florida	33487
(Address of Principal Executive Offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8,426,743 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

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

PART I

ITEM 1.   BUSINESS

Company Overview and History

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc. Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company. We currently produce, market and sell a proprietary line of three carbonated blends of DNA Energy Drink®, Citrus, Sugar Free Citrus and Sugar Free Cranrazberry.

Our current business commenced in May 2006 in the State of Florida under the name Grass Roots Beverage Company, Inc. (“Grass Roots”). Initial operations of Grass Roots included development of our energy drinks, sampling and other marketing efforts and initial distribution in the State of Florida. In May 2006 we formed DNA Beverage Corporation, a Florida corporation (“DNA Beverage”), which was the entity that sold its assets and liabilities to Famous Products, Inc. in 2010. Our early years were devoted to brand development, creating awareness through heavy sampling programs and creating credibility among our then core demographic by concentrating marketing efforts on action sports locations and events (surf, motocross, skate, etc.).

Effective July 6, 2010, we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of our common stock. The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance. As a result of this transaction we also changed our name to “DNA Brands, Inc.”

Our principal offices are located at 544 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826. Our website is www.dnabrandsusa.com.

Current Business

As stated above, we currently produce, market and sell a proprietary line of three carbonated blends of DNA Energy Drinks®, including Citrus, Sugar Free Citrus and Sugar Free Cranrazberry. Until recently we also marketed and sold a line of beef jerky and meat sticks. We intend to re-launch the meat snacks during the 4th quarter of 2013 if and when we reach certain goals outlined below relating to the distribution of our energy drinks.  We sell and market our products either directly to distributors for resale to retailers, supermarkets, convenience stores, and independents or through regional distributors servicing these same outlets. In addition, we maintain our own distribution operation which services parts of Florida.

During 2012 we experienced a severe shortage of liquidity which curtailed our sales and marketing efforts and was a primary factor in the material decline in revenues from previous years’ results. We believe a significant reason behind our cash shortage was as a result of the failure of a licensed investment banking firm to deliver on its promises. Specifically, on April 9, 2012, we executed an Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc., New York, NY ("CMI"), wherein CMI agreed to provide consulting, strategic business planning, financing on a "best efforts" basis and investor and public relations services, as well as to raise us capital through the issuance of our debt or equity securities. CMI agreed to engage in two separate private offerings with the initial private placement offering up to $1.5 million and the second private placement offering up to an additional $2.5 million; each on a "best efforts" basis. Mr. Paul Taboada, the then President of CMI, made numerous promises, both verbally and in emails, assuring us that CMI had already raised all of the initial funds in the first offering. Despite such promises and assurances that they would successfully raise funding for us, CMI did not deliver these funds to us as promised but only raised an aggregate of $119,255, which was not sufficient to meet our needs to support sales efforts and marketing efforts.

In connection with this agreement we issued CMI or their assigns 750,000 shares of our Common Stock valued at $0.36 per share or a total value of $270,000 to Charles Morgan Securities, plus $84,128 in additional fees, commissions, non-accountable expenses and their legal fees. As of the date of this Report we are considering taking action against both CMI and Mr. Taboada, once we have the financial resources to do so.

Rebranding

In May 2013 we intend to undertake a major rebranding and launch of our products. New vibrant graphics have been created to reflect and take advantage of our DNA name. At the same time we will introduce three new flavors to complement our award winning citrus and sugar free citrus energy drinks. The new energy drink flavors are: (i) Original - A unique combination of Red Bull® and Monster® energy drinks, our principal competitors, but we believe to be better with no aftertaste; (ii) Cryo- Berry – a refreshing mix of cranberry and raspberry; and (iii) Molecular Melon – a cool and refreshing taste. We are also launching a line of three milk based ready-to-drink energy coffees, Mocha, Latte and Caramel Machiato. The energy coffee market is a category segment that we believe is on the rise and which has been heavily requested by distributors.

Rebranding efforts will begin in several geographic regions based upon opportunities that include retail schedules, store sets, seasonality and distributor needs. Our re-branding efforts will initially be targeted at markets where we expect the fastest turn-around. This rebranding will be concentrated on the Midwest, Mid-Atlantic and Northeast regions of the US. While no assurance can be given, in addition to the distribution networks that service major convenience store chains and independents we anticipate that our pre-selling efforts will lead to direct sales to the larger retail operations. We have entered into discussions with large retailers, including Casey’s, Dollar General and Wal-Mart. Currently, no definitive agreements are in place with these companies and no assurances can be provided that any definitive agreement will be reached in the future. It is our goal to have nationwide distribution by 2015 provided we are able to obtain the financing necessary to accomplish this objective. There are no assurances that this will occur within the time parameters referenced herein, or at all.

Currently we are in over 400 Circle-K locations, 70 Race-Trac locations and several hundred independent convenience store locations in Florida. We recently gained authorization for product placement from Piggly-Wiggly and Save More stores in Tennessee, as well as Quick-Trip Stores in Texas. Several new distributors have recently agreed to offer our products, including All Day Distributing in Tennessee, Kimbell Distributing in Fort Worth, Texas and Sunrise Distributing in Arkansas and Missouri. We believe these new distribution agreements occurred as a direct result of our retaining a new Vice President of Sales with significant prior experience and success in marketing and selling energy drinks. We expect that new distributors will continue to be added over the coming months.

In an industry where only 5% of new companies survive we feel our success will be based upon a methodical approach. We believe that building a brand is like running a marathon and not a sprint. We started out with the idea that energy drinks could be functional and delicious tasting at the same time. At our inception we made a conscious decision not to follow the industry leaders taste profile and created energy drinks to set us apart from the competition. In January 2013 these efforts were acknowledged for the second time in three years with receipt of the “1st Place “Platinum Award” as the best tasting energy drink at the prestigious World Beverage Competition™ held in Geneva, Switzerland. More than 30 countries and over 10,000 entrants were submitted in all beverage categories.

As we learned through trial and error, there is a severe lack of meaningful brand-building distribution options available to new non-alcoholic beverages in Florida. This fact forced us to create our own Direct Store Distribution (DSD) entity, Grass Roots Beverage, which was formed in May 2006. We believe having our own DSD has given us insight into what is required from both a manufacturer’s and distributor’s standpoint to successfully build a beverage brand.

Through rebranding and expansion efforts we are currently seeking mainstream acceptance by marketing our products based upon their exceptional taste, which we believe separates our products from our competitors. Previously, our marketing focus was on the action sports community where a majority of energy drinks were sold and we committed heavily to marketing that demographic. We have been the “title” sponsor of a factory Yamaha AMA super cross team the “DNA Shred Stix Star/Yamaha Racing Team.” AMA Motocross/Supercross is only second to NASCAR in motor sport attendance. While we received documented brands exposure exceeding $15,000,000, this did not result in corresponding revenues and profitability. We are confident that our revised marketing campaign will provide the positive results that both our management and our investors expect.

Recent Developments

While no assurances can be provided, our management believes that we are on the verge of explosive growth. In support of this contention below are several recent events that have occurred to foster this belief:

I.
Rebranding. Energy drinks have evolved into a mainstream product. What was once a product geared to a younger consumer now appeals to a much broader base and has become a $9.75 billion market according to Convenience Store Products (CSPnet.com, April 2, 2013). In order to appeal to and capture a greater percentage of the market it became necessary for us to take certain affirmative steps including gearing our marketing efforts to emphasize the great taste of our products, as well as to update our can graphics. Before doing so we sought out the advice of the top industry beverage professionals and graphic designers experienced in the creation and launching of numerous brands. Our new can graphics have received a very positive response from distributors and retailers alike.

II.
Expansion of Product Line. Building upon the success of our award winning citrus flavor we have created four new energy drink flavor profiles and three brand new ready-to-drink energy coffees. Line expansion has many benefits not the least of which is the ability to command a larger shelf presence emphasizing our brand name. With additional products we will have a larger shelf presence in two separate drink segments, energy drinks and RTD coffee.

III.
Distribution Opportunities. Subject to our ability to raise additional capital it is anticipated that we will launch our new products in the spring of 2013 through distributor networks covering several regions which will include the states of TX, TN, MS, AK, ND, SC, MN, and FL. Several additional states in the Midwest, Mid-Atlantic and Northeast regions will be launched over the summer months. In addition to the distribution networks that service major convenience stores chains and independents we are making an effort to engage in direct sales efforts to the larger retail operations including Casey’s, Dollar General and Wal-Mart who in many instances demand product to be shipped to central distribution centers where they disburse to their locations.

Products

We produce, market and sell a proprietary line of five carbonated blends of DNA Energy Drink® (“DNA®”), and expect to increase our offered products to include a line of three milk based DNA Energy Coffee drinks within the next few months. Each of these drinks is sold in a 16 ounce can styled with the name DNA® prominently placed and a corresponding logo that includes our marketing logo, a double helix. We believe the name DNA, our new edgy color schemes, logo and other graphics stand out on store shelves and coolers. Retailers, distributors and industry professionals we have spoken with have offered high praise to our new look and flavors. Our product flavors include:

DNA Energy Drink®

●	Cellular Citrus –Two time winner of World’s Best Tasting Energy Drink - the taste of real oranges with specific citrus nuances;
●	Cellular Citrus Zero Sugar - High end orange soda taste but with a jolt of energy;
●	Molecular Lemon – Velvety and smooth lemon lime mix
●	Cryo Berry – Mixture of cranberries and raspberries, a blast to drink; and
●	Original - Our unique proprietary blend taste is sure to resonate favorably with the Red Bull® and Monster® consumer.

DNA Energy Coffee

●	Mocha
●	Caramel Machiato
●	Vanilla Latte

Bag-in-the-Box

BIB is an on premise (bars and restaurants) economical alternative to the # 1 selling energy brand “Red Bull®” in the world.

Energy Drinks

We believe we have formulated DNA® to the highest flavor profile standard of any of the other energy drink brands in the industry. We also believe DNA® also competes on at least an equal level with any of the name brands on a functionality profile. We have attempted to incorporate the best and highest quality ingredient mix in our proprietary blends which have been formulated to tap into the body’s seven energy sources to maximize energy and awareness levels that result in improved performance on demand.

DNA® makes an immediate and lasting difference in elevating energy levels of consumers. This category is the only one that creates an immediate expectation of an effect on consumer bodily functions. There are many energy drinks that have compromised functionality for cost savings. We believe they have learned all too late that if an energy drink does not deliver on its promise for an immediate and lasting increase in energy levels, it is no more than an expensive soda. Energy drink consumers will go to another reliable brand. We believe one of the several principal reasons new energy drinks entrants commercially fail soon after introduction is because they use inferior ingredients and as a result do not provide the expected results.

DNA® is formulated to ensure that DNA® drinkers will, upon first drink, experience a taste that is “delicious” beyond the typical expected institutionalized medicinal taste that has been the main negative reaction associated with the vast number of brands of energy drinks, including the major brands. We have not sacrificed taste for functionality and performance which we believe gives us a major competitive advantage over other energy drinks and has awarded us with high accolades from distributors and industry insiders, as well as from numerous action sports publications. These early taste accolades for DNA® have converted numerous energy drink consumers to us in those geographic areas of our distribution. We believe that on taste tests alone we are able to quickly convert consumers from other brands. In fact, our tag line, “Tastes Like No Other,” was given to us by a first time consumer in our initial sampling program. Our taste and functionality profiles have begun to create a positive response in the marketplace, including with distributors and with convenience store chains that dominate energy drink distribution. DNA® has also captured industry attention at the highest levels. DNA was awarded the 1st Prize “Platinum Award” by the World Beverage Competition for 2010 which was held in Geneva, Switzerland. More than 30 countries participated and more than 10,000 entrants in all beverage categories submitted for judging. One winner from each category was selected in double blind tasting tests. Lightning then struck for the second time when we again received the same award in December 2012.

We are experimenting with line extensions on these blends and also on completely new items that are in the process of being tested. We will not introduce them until significant distribution and wide name recognition is obtained for our core line offerings.

Sales and Marketing

DNA Energy Drink® and coffee products provide immediate and sustained energy of all groups of people in need of an energy lift to meet the challenges of the day. These groups may include parents, office workers, truck drivers, postal carriers, laborers, students, night watchmen and scores of others in every walk of life. Our new marketing efforts will be focused on re-introducing the ‘new” DNA to the mass market while keeping our original demographic loyal to the brand. As the energy drink market continues to show double digit growth more product choices are being added. An interesting fact is that energy coffee drinks are also trending up in large part due to it attracting a younger consumer.

In order to reach a wider demographic we will utilize several methods including viral campaigns, grass roots sampling programs, tab and coupon redemption, media advertising and regional athlete/celebrity awareness programs. We do not believe this change in our marketing efforts will have any impact upon our existing loyal base of customers, but we do expect this new campaign to allow us to introduce our product to the general population.

Viral Component

The objective of our viral program is to accelerate potential in a competitive segment of the beverage market. We want to make DNA® an acronym for energy drinks in every market we enter and use our target market as our brand evangelists to spread the word that DNA® tastes good and is cool to drink.  The viral component will be utilized in addition to our more conventional methods like brand sampling and sponsorships. It is what we do to communicate our message on a perpetual basis to accelerate trial of DNA® in our target market.

Sampling Programs

We train our people to distinguish the benefits of DNA® from other brands in the market.  We have outfitted DNA® vehicles, apparel, and signage and take them to locations where people congregate whether it is schools, concerts, festivals, grand openings, conventional sporting events, and extreme sports venues and begin to systematically sample DNA® with our “Cans In Hands” program.

Our sampling techniques are programmed to create interest, trial and demand. We engage consumers about their experiences regarding taste and functionality. We acquire lists of distributors’ store accounts and begin a very organized sampling program both outside and within stores which are designed to create requests for our products before it is available.

The objective of our “Cans In Hands” sample programs is not only to build awareness, introduce newcomers to the category and to our brand but also to compete with the established brands on taste and functionality. We want the consumer to experience and believe that DNA® tastes better and is as effective, if not more effective than all the other brands.  We then extend our expansion to the next geographic target.

When our sales team calls on beverage distributors and convenience store retailers in areas where we have begun to market our products, whether chain or independently owned, we believe we are already known to them. Because of the grass roots pull we have created for DNA®, they have been eager to accept meetings with us as we represent a legitimate revenue opportunity for them. Today, we are receiving calls from a wide range of outlets which we believe is occuring as a result of our grass roots efforts. This effort has built good-will with distributors and retailers who frequently express their appreciation to us for developing awareness, expectation and demand ahead of the date the product is on the shelf.

We plan to accelerate the expansion of our community with our web site which will also be a destination point we will use to aggregate community as a one stop resource to learn about all that is going on in various activities, from entertainment to action sports. During 2013 we expect to use the “DNA Report” as an aggregator of all the current action sports stories and events, and drive our target market to the site in all our messaging. Our site will be the place to go to learn about what is going on in action sports.

We have successfully developed DNA Facebook, Twitter, My Space, Hookit.com, Sponsor House and a fully interactive website. Our web site includes videos of our teams’ performances, daily updates, events and relevant brand news and also includes music components and music tours. We recognize that this is a key component to building a brand.

Although we are expanding our focus to attract and encompass a much larger demographic we will attempt to continue to maintain and grow our original target demographic, the 18-39 year old according to numerous industry publication who still makes up the largest percentage of energy drink consumers. This group tends to be on the cutting edge of style and have a profound influence on cultural trends and fashion.

These action sports include:

●	Surfing
●	Wake Boarding
●	Skim Boarding
●	Skate Boarding
●	BMX
●	Motocross/Supercross
●	Free Style Motocross

Distribution

In Florida, Grass Roots (www.grassrootsbeverage.com) provides distribution services to Circle-K, Race Trac and independent retailers.  Currently, Grass Roots has six company branded vehicles. Ralph Sabella, our Vice President of Operations, manages the sales people and sampling teams.

In addition to implementing our events support programs and on street and in-store sampling programs, Grass Roots representatives also call on action sports shops and individual or small convenience stores in Florida. They are trained on how to ask for the order including offering our initial trial offer of three cases and an additional one for free. Most convenience stores agree to take our offer. Our staff provides all of the customer support and repeat orders which they have been trained to promote.

Our goal in Florida for the next 12 months is to continue to secure additional distribution among the chain convenience, pharmacy and grocery locations such as Chevron (1,000 locations), 7 Eleven (750 locations), Gate Petroleum (150 locations) and Publix (1100 locations), among others. In addition we must increase our points of distribution (PODS). Currently we are in approximately less than 10% of the available locations in Florida and seek to close out the 2013 year with a minimum of 30%, as well as increase our same store sales by 50% through increased marketing, advertising and sampling efforts. We are actively pursuing the remaining accounts. There can be no assurance that we will be successful in raising the required capital to achieve these goals or that if we do obtain such capital, whether we will be successful.

In January 2007 we began a business relationship with Circle-K and have been able to maintain that relationship with annual contract extensions throughout 2013. For 2013 our store presence has been expanded to include 5 facings. We intend to leverage Circle K as a means to acquire other similar distribution. In 2011 we began to service Race-Trac convenience/gas locations and are approved through 2013. Additionally, Grass Roots continues to service independents and chain stores throughout a major portion of Florida.

Advertising

Our budget as it relates to traditional media advertising in the energy drink market is relatively small. In 2012 we spent $141,000 in marketing and selling expense due to our cash constraints. Our current anticipated budget of $200,000-$400,000 will not support traditional advertising on television or radio that would support our growth. We cannot and will not be able to afford to compete by matching our competitor’s budget for this type of exposure until we successfully raise additional equity capital. However, we do recognize its importance and are close to being able to address these markets in what we believe is an economical and inventive way. One way we have been able to accomplish this is through arrangements with recognizable personalities. We have developed a strong marketing relationship with radio talk show host “Bubba-The-Love-Sponge” ("Bubba"), who is broadcasted nationally. This arrangement has brought significant attention to DNA Energy Drinks.  In return we have developed, produced and are selling DNA CranRazberry in a commemorative “Bubba Army” can, with a portion of the proceeds going to Bubba Clem’s “Fallen Officer Foundation.”

We have completed and test marketed a 30 second TV commercial. We intend to launch the commercial virally and through cable networks in selected tested markets upon funding. We are looking at blending TV, radio and Internet as our source for advertising. We are also looking at compiling all of the action sport web sites and creating a linked presence in each of them. We are developing search engine optimization and key Google and Yahoo ad words to ensure that DNA® is one of the first places to go when energy drinks are searched online. This process is being handled by our own in-house IT specialist who is also responsible for keeping our website current and Facebook, Twitter, MySpace, Hookit and Sponsorship current and interesting. We intend to expand these programs as a strategy of high effective, low cost advertising.

We believe that how we communicate our message must be integrated and coordinated among all of the above initiatives to deliver the message and create the necessary reach. A top down approach as employed by the elite brands is capital intensive and will not allow us to exploit the window of weakness in elite brands’ marketing strategy to enter the market. We believe we must communicate with our target market from the ground-up.

While no assurances can be provided, we are confident our products can compete on taste and functionality which we hope will allow us to convert a portion of our competitor’s market share. However, their vast marketing dollars and existing national presence make it unrealistic to compete successfully with them on an initial national level for their customer base. To succeed, it is our intention to build and maintain prominent positions in each successive phased geographic location we enter. This means our products must have prominent shelf space in the vast majority of stores that the elite brands occupy in each state we enter. Therefore, we understand we must be competitive on quality; we must expand awareness to accelerate trial, and must provide an appealing value proposition to our customers.

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

Manufacturing and Production

Energy Drinks

Our energy drink products are based on a proprietary formulation we have created with our contract development group. Our energy drinks are currently manufactured at Seven-Up Snapple Southeast ("SUS") f/k/a/ Southeast Atlantic Beverage in Jacksonville, Florida, pursuant to a confidentiality agreement that is intended to protect our proprietary information. We have recently added Cott Beverages USA as an additional co-packer. Both Cott and SUS are full service contract manufacturers and also manufacture beverages for Welch’s Sunkist, Hawaiian Punch and many others. These facilities own all of the manufacturing equipment and were identified by us as having an excellent record for contract manufacturing and the capacity to meet all of our initial growth expectations in the southeastern United States. Cott and SUS have manufacturing plants located throughout the United States, which is expected to provide us a significant benefit if and when our operations expand. As we expand geographically we believe we can use any of these manufacturing plants to expand capacity and save costs on transportation. We believe these facilities can manufacture enough cases to meet all of our immediate needs in the Southeast. Production turnaround time is 14-30 days. Our terms of payment are C.O.D. We do not believe there are any problems that may obstruct the procurement of raw materials. Raw materials are ordered 2-4 weeks in advance. Payment terms for ingredients are 30 days after receipt.

Our 16 oz. cans are manufactured by both Crown Cork and Seal and Rexam Can Company at their Pennsylvania and North Carolina facilities respectively. Both Crown and Rexam (formerly American Can Company), are two of the largest producers of cans in the world. Estimated turn-around time varies from season to season and runs between 14-30 days. The manufacturer has the capacity to produce over 50 billion cans per annum. Upon completion, the cans are shipped by truck to the contract manufacturer where they are filled. We do not believe there are any problems in procuring the raw materials to manufacture the cans.

We purchase our raw materials for our energy drink from several producers, including Energy Blend from Fortitech, Inc. of Schenectady, NY. Our flavors come from Seethness Greenleaf in Illinois. Prices are fixed for a period of one year and all bought against purchase orders. The raw materials portion of our beverage represents approximately 33% of the cost of goods sold of our product. We receive delivery of shipment at contract manufacturers (cans & producer) within 14 days of our order for which we pay C.O.D.

Can costs represent approximately 33% percent of our cost of goods sold.

Coffee Drinks

As with our DNA Energy Drinks®, our three flavors of coffee drinks are also based on proprietary formulas created with a development group, in this case Dairy Farmers of America located in Missouri. A retort process which is a form of sterilization used in pasteurization is utilized during the production to make the 16 once milk based product shelf stable for a 14 month period. Because of the retort process special coating is required and they are supplied by Ball Corporation of Colorado, another of the world’s largest can producers.

Industry Overview

The Global Sports and Energy Drink Market is projected to be a $52 billion market by 2016 according to BEVNET® October 21, 2012, the beverage industry’s source. According to Packaging Digest, February 13, 2013 sales of energy drinks and shots topped $12.5 billion in 2012 with about 80% attributed to energy drinks. The same report states that in five years, that figure could reach $21.5 billion. According to Mintel, a product research firm, we can increase 13% growth for years 2013-2014. Ready-to-drink coffee and tea showed 22.69% gains for the 52 week period through January 27, 2013. Energy drinks, ready-to-drink coffee, ready-to-drink tea and sports beverages grew aggressively in 2012 while carbonated soft drinks stumbled again according to Beverage Marketing, the leading provider of consulting, financial services and data to the global beverage industry. For the first time, energy drinks have outsold bottled water according to the Beverage Industry 2012 State of the Industry report. The report stated that during the 52 week period ending April 15, 2012 energy drinks sale generated more revenue than bottled water sales.

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

Industry experts appear to be in agreement that the energy drink market is and continues to be the fastest growing segment of the functional drink market. Energy drinks were introduced initially in the United States by Red Bull in 1997 after its major success in Europe. By 2001, the energy drink market had developed to almost $400 million in retail sales. By 2005, it had grown to approximately $4 billion. In 2011 the Energy Drink produced segment alone grew to $7.7 billion in scanned data and this trend has continued. Energy drinks as a category are no longer considered a fad. It has been on a steep growth curve since its introduction over 10 years ago. New brands are constantly being introduced to meet the growing demand.

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

Top Convenience Store States (National Association of Convenience Stores “NACS” January 2012)

State	Stores
Texas	14,776
California	10,763
Florida	9,510
New York	7,929
Georgia	6.535
North Carolina	6,269
Ohio	5,359
Michigan	4,865
Illinois	4,553
Virginia	4,451

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

Employees

Currently we have 10 full time employees of which two are executive management. 2 in investor relations, 4 are employed in direct sales and sampling who are predominantly on the road and 2 are in administrative support and fulfillment.  Additionally we use contract labor and consultants on an as needed basis primarily in the areas of administration, accounting, investor relations, and on a limited basis, in sales and marketing.

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

Competition

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

These five brands represented more than 90% of the total dollar sales in the energy drink category in 2010 as reported by Symphony/IRI, an industry beverage publication. The data does not include mass market retailers.

The elite brands today also trade on functionality. However, it is principally the recognition they are able to build with extremely high marketing dollars that maintain their status in the category. Several brands are expanding their SKU’s into new energy drink categories including children energy drinks, coffee energy drinks and high concentration long lasting energy drinks as category line extensions. As of the date of this report we are also anticipating development of these new products, which we expect to begin offering in July 2013.

We believe there are several avenues on which we compete including on our high taste and functional profiles. At $1.89-$1.99 per 16 ounce can, we are priced at retail at up to $0.50 less than the existing top brands (even more so with Red Bull as they sell an 8 ounce can at over $2.49 per can) giving us an advantageous value proposition which is important on three levels: On the distributor level in which the distributor pays less per case for our product and can sell it for more of a profit than other top brands; on the retail level in which retailers are finding they can sell our product over our MSRP but under the retail price suggested by the elite brands to obtain higher margins per ring, and; on a consumer level with those having tried and liked DNA® or heard about it, who are more likely to impulsively reach for it when they see a price of up to $0.50 lower.

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

We incurred net losses of $4,444,344 and $4,472,848 during the years ending December 31, 2012 and 2011, respectively. Based upon our current business plan, our ability to begin to generate profits from operations is dependent upon our obtaining additional financing and there can be no assurances that we will ever establish profitable operations. As we pursue our business plan, we are incurring significant expenses without corresponding revenues.  In the event that we remain unable to generate significant revenues to pay our operating expenses, we will not be able to achieve profitability or continue operations.

Our ability to continue as a going concern is dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

We need to raise additional capital to support our current operations and fund our sales and marketing programs. We estimate that we will need a minimum of $1.5 million in additional capital in order to generate profits from operations. We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. If we are unsuccessful in raising additional funding, our business may not continue as a going concern. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

We do not currently have an external line of credit facility with any financial institution.

As indicated above, we have estimated that we need approximately $1.5 million in additional capital to generate profits from operations. We have attempted to establish credit facilities with financial institutions but have experienced little or no success in these attempts due primarily to the current economic climate, specifically the reluctance of most financial institutions to provide such lines of credit to relatively new business ventures. We also have limited assets available to secure such a line of credit. We intend to continue to attempt to establish an external line of credit in the future, but there can be no assurances we will be able to do so. The failure to obtain an external line of credit could have a negative impact on our ability to generate profits.

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

Historically, our sponsorship agreements sometimes require us to make substantial annual cash payments, or alternatively, issue shares of our Common Stock in lieu of cash payment, in exchange for certain promotional and branding benefits. There can be no assurance that our association with a particular sponsor at any given time will have a positive effect on our image and brands, or that these agreements will compensate for the annual payment commitments required. Alternatively, we have the option to assign shares of our Common Stock in lieu of making these cash payments. The number of shares to be assigned is determined by the average trading price of our Common Stock during the three day period preceding the due date of a payment. Given our limited cash resources, we intend to continue to use shares of our Common Stock as payment for these sponsorship agreements. There is a risk that we will be unable to recover the costs associated with our sponsorship agreements, which would have an adverse effect on our results of operations.

As of December 31, 2012 we had no sponsorships commitments outstanding.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the Jumpstart our Business Startups Act, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants who will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our becoming a reporting company, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this report and in future filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

ITEM 2.   PROPERTIES

Our principal place of business is located at 544 NW 77th Street, Boca Raton, Florida 33487. We moved to this location in November 2012, as part of our efforts to reduce costs. This location consists of 4,200 square feet of office and warehouse. We sublease this property from a related party Royal Strategies and Solutions, Inc. (“RSS”), which is also owned by our management. Effective December 2012 we began paying rent to RSS on a month to month basis at the rate of $5,316 per month with minimal escalation clauses and are committed to these payments until June 2017 when RSS’s lease expires.

Our rent expense for the years ended December 31, 2012 and 2011 was $151,901 and $152,593 respectively. We do not anticipate that we will need to expand the office facility for the next 12 months. As we expand our distribution geographically, we anticipate that we will require additional warehousing closer to the manufacturing facility and to the distribution which will create a cost savings on shipping for us as well as allow us to service our accounts on a timely basis. Moreover, those warehouses can support the local and regional sales and sampling staff we take on as we expand our business. Additionally, we own/lease a fleet of 5 DNA® branded vans which are used for selling, delivery and sampling to outlets. We purchase or lease these vans new and used and when we believe the local market can support them. We also spend an average of $2,000 per vehicle to create the DNA® branded graphics that are distinct to our products.

Until November 2012 our principal place of business was located at 506 NW 77th Street, Boca Raton, Florida 33487. This location consisted of 5,000 square feet of office and conference room space and also housed our primary warehouse which consisted of 11,600 square feet. We subleased this property from RSS. RSS's lease expired in June 2014, but we were able to renegotiate this lease and replace it with our current space described in the paragraph above. Both properties are owned by the same entity.

Our IT, primarily our web site, is hosted remotely with redundancy capability.

We own and/or lease over 21 branded coolers that are placed in strategic locations to help generate sales of our product. We did not purchase any coolers in 2012 due to our liquidity position.

ITEM 3.   LEGAL PROCEEDINGS.

We are not involved in any material legal proceedings, nor are we aware of any legal proceedings threatened or in which any director or officer or any of their affiliates is a party adverse to our Company or has a material interest adverse to us.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

Quarter Ended	High	Low

March 31, 2012	$0.50	$0.23
June 30, 2012	$0.37	$0.14
September 30, 2012	$0.23	$0.08
December 31, 2012	$0.12	$0.06

March 31, 2011	$1.25	$0.30
June 30, 2011	$1.25	$0.60
September 30, 2011	$1.05	$0.60
December 31, 2011	$0.69	$0.30

As of April 12, 2013 the closing bid price of our Common Stock was $0.05.

Trading volume in our Common Stock has been very limited since we commenced trading. As a result, the trading price of our Common Stock is subject to significant fluctuations.

Holders

As of the date of this Report we had 387 holders of record for our Common Shares. The number of record shareholders does not include those persons who hold their shares in “street name.”

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

Company Overview and History

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc. Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company. We currently produce, market and sell a proprietary line of three carbonated blends of DNA Energy Drink®, Citrus, Sugar Free Citrus and Sugar Free Cranrazberry.

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

Our principal offices are located at 544 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826. Our website is www.dnabrandsusa.com.

Presented below are our results of operations for our fiscal years ended December 31, 2012 and 2011.

Results Of Operations

Comparison of Results of Operations for the years ended December 31, 2012 and 2011

Revenue

Revenue for the year ended December 31, 2012 was $249,416 compared to $1,191,688 for the year ended December 31, 2011. This material decrease in revenue compared to the prior year is primarily attributable to our discontinuation of our meat snacks line, the decline in sales of our energy drink products as we continue to test our products through a variety of distribution channels, and our lack of liquidity. This shortage of working capital has prevented us from making timely inventory purchases in sufficient quantities of the better selling SKU's. Also, the lack of liquidity has limited our marketing, advertising and promotions which are critical revenue drivers in the energy drink industry.

Currently we are in the process of re-branding our product as described throughout this Report. We expect that our new re-branding efforts and increasing marketing activity, combined with our increasing brand recognition and the awards we have received for the quality of our products will continue to generate incremental revenues for us. However, our ability to achieve increased revenue is dependent upon our success in raising additional capital. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts, or that these efforts will generate increased revenues. See “Liquidity and Capital Resources,” below.

Gross Margin

We calculate gross margin by subtracting cost of goods sold from revenue. Gross margin percentage is calculated by dividing the gross margin by revenue. Our gross margin for the year ended December 31, 2012 decreased to $72,013 in 2012 compared to $391,648 for the year ended December 31, 2011. Our gross margin percentage decreased during 2012 to 28.9% from 32.9% in 2011. The primary reasons for the decrease in gross margin over the prior year is due to a change in the sales mix of our business and the recording of sampling expenses as a component of selling and marketing instead of being charged to cost of goods sold. Due to the low volume of sales in 2012 and our rebranding efforts described throughout this Report, our gross margin percentage in 2012 may not be indicative of the future gross margin for our business.

Since we are in a growth phase and continue to test varying price structures, a small number of sales and transactions can impact our gross margin percentage either positively or negatively. We do not believe that the gross margin percentages for the years ended December 31, 2012 and 2011 are necessarily indicative of future results if applied to larger sales volumes.

Compensation and Benefits

Compensation and benefits for the year ended December 31, 2012 were $1,485,301 compared to $1,747,714 for the year ended December 31, 2011. The decrease in compensation and benefits in 2011 when compared to the prior year is primarily attributable to a significant reduction in the number of employees and the higher level of grants of common stock to employees as incentive compensation in 2011.

Our two executive officers have deferred cash payment of their salaries since 2008. For both the years ended December 31, 2012 and 2011, we recorded $250,000 in compensation expense related to these deferrals. During 2012 and 2011, these principals were issued an aggregate of 1,000,000 shares in each year of our common stock, respectively, valued at $100,000 and $330,000, respectively, against their deferrals. At December 31, 2012, the recorded value of these salary deferrals totaled $820,000 and was included in accrued liabilities on our Consolidated Balance Sheet.

General and Administrative

General and administrative expense (“G&A”) for the year ended December 31, 2012 decreased significantly to $689,282, compared to $945,060 for the year ended December 31, 2011. General and administrative expenses are primarily comprised of rent, utilities, insurance, travel and entertainment, and other expenses. The decrease in G&A expenses for the year ended December 31, 2012 as compared to the same period in the prior year is due to reduced spending for travel and other administrative activities consistent with our reduced revenue levels.

Professional and outside services

Professional and outside services for the year ended December 31, 2012 was $1,282,929 compared to $950,965 for the year ended December 31, 2011. Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services.  The increase in 2012 professional and outside services compared to 2011 is primarily attributable to approximately $213,000 more in increased fees paid in the form of common stock in 2012 compared to 2011.

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2012 was $274,493 compared to $1,043,129 for the year ended December 31, 2011. The material decrease in selling and marketing expenses over the prior year is primarily attributable to our rebranding efforts and our lack of working capital.

Interest expense

Interest expense for the year ended December 31, 2012 was $984,880, compared to $159,087 for the year ended December 31, 2011. The material increase in interest expense during the year ended December 31, 2012 over the prior year period is primarily attributable to the non-cash amortization of loan discounts related to convertible debentures. During the year ended December 31, 2012, we issued an aggregate principal value of $437,668 in convertible debentures. These debentures were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that will be amortized over their terms. During the year ended December 31, 2012, we recorded $360,887 and $63,045 respectively, in non-cash interest expense relative to the loan discounts on these notes.

Net loss

We incurred a net loss of $4,444,344 during the year ended December 31, 2012, or ($0.09) per share, compared to a net loss of $4,472,848 or ($0.12) per share, for the year ended December 31, 2011. Since our inception, we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

The weighted average number of basic and fully diluted shares outstanding for the years ended December 31, 2012 and 2011 was 50,237,728 and 38,082,802, respectively. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At December 31, 2012, we had $11,042 in bank loans outstanding as a result of overdrafts on our cash and cash equivalents’ bank accounts.

As reflected in the accompanying financial statements, we recorded net losses of $4,444,344 and $4,472,848 for the years ended December 31, 2012 and 2011, respectively. Net cash used in operations from the same periods were $1,706,337 and $2,904,825 respectively. At December 31, 2012, we had a working capital deficit of $4,078,865 and a stockholders’ deficit of $4,727,981. This operating performance raises a substantial doubt about our ability to continue as a going concern. See “Risk Factors,” above.

Net cash used in operations was $1,600,137 for the year ended December 31, 2012, compared to $2,904,825 for the year ended December 31, 2011. The decrease in net cash used in operating activities of $1,198,488 is primarily due to the inclusion of $822,792 in non-cash interest related to convertible debentures compared to $63,045 in the prior year period and due to an increase in accrued liabilities.

Net cash provided by investing activities was zero for the year ended December 31, 2012, compared to cash used of $10,641 during the same period in 2011. The reduction in net cash used in investing activities of was due to a net change of $8,246 in loan receivables from a related party in 2011.

Net cash provided by financing activities was $1,600,137 for the year ended December 31, 2012, compared to $2,819,580 for the same period in 2011. The decrease in net cash provided by financing activities of $1,113,242 from the prior year is primarily due to the decrease of $1,106,750 in proceeds from the issuance of convertible, preferred stock.

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

We are working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements; and allocating sufficient resources to continue with advertising and marketing efforts. Based upon our current operating activity, we believe will require a minimum of approximately $1.5 million in new funding to execute our business plan during the next year. There can be no assurances that if we can secure these funds we will be able to generate a sufficient level of revenue to sustain our ongoing cash flow requirements.

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

In February and March 2012, we converted $524,950 of loans payable to our officers into convertible debentures. These debentures were offered by our officers to certain accredited investors and a portion the proceeds therefrom were deposited by us. The debentures have no maturity date and bear no interest. The debentures were converted into 3,499,666 shares of our common stock. We determined that this term created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $524,950, the ceiling of its intrinsic value. Due to the nature of the debentures, the full value of the beneficial conversion feature was immediately recorded as interest expense in our financial statements. In August 2012, these convertible debentures were converted into 3,499,666 shares of our common stock.

In April 2012, we sold 216,667 shares of our common stock and received $65,000 in gross proceeds. In August and September 2012, we sold 2,343,734 shares of our common stock and received $140,624 in gross proceeds.

In July 2012, we received proceeds from convertible debentures totaling $182,668 in connection with our CMI investment banking agreement. The debentures bear interest at 12% per annum, which is payable in cash or our common stock at the time of conversion or maturity. The debentures are convertible at any time prior to maturity at a conversion price equal to the lesser of 75% of the average share price of our common stock for the five previous trading days prior to conversion or $0.35, but not less than $0.15. In the event that we offer or issue shares of our common stock at a share price less than $0.15, the floor conversion price will adjust to the new lower price. We determined that the terms of the debentures created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $160,813 and recorded as a discount to the principal amount of the debentures. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

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

On September 25, 2012, we issued a convertible debenture in the amount of $50,000. The debenture bears interest at 6% per annum, which is payable in our common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 70% of the lowest closing bid price of our common stock on the five previous trading days prior to and day of conversion, but not less than $0.0001. We determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $50,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in our financial statements.

Until we are successful in obtaining additional equity capital we will likely continue to rely upon related-party debt, issuance of additional debentures from our shareholders or equity financing in order to ensure the continuing existence of our business. We were indebted to our management in the amounts of $1,457,539 and $1,303,388 at December 31, 2012 and December 31, 2011, respectively. Additionally we are working on generating new sales from additional retail outlets, distribution centers or through sponsorship agreements, and allocating sufficient resources to continue with advertising and marketing efforts. There can be no assurances that these efforts will be successful. If these efforts are not successful, it could have a material adverse impact.

Trends

Our emphasis over the next 12 months will continue with our rebranding and increase revenues. As stated throughout this report, our efforts to accomplish these objectives are directly linked to our ability to raise additional capital. We have been actively involved in discussions with potential investors to provide us with this additional equity funding. Assuming receipt of funding we intend to complete the build out of Florida to achieve a minimum 60% market penetration. We also plan to expand operations into NY, ME, ND, SD, MN, NE, IA, IL, WI, IL, MO, KY, TN, GA, LA, AL, and Texas. Florida, New York and Texas represent three of the four top convenience store outlets in the USA.

Creating more brand awareness and trials will be addressed through a significant public relations and advertising program. Public relations, targeted advertising, tab and coupon redemption programs, endorsement of regionally known athletes, increased "cans in hand" sampling, events at new store openings, concerts, festivals and sporting events will be included in this program. We also plan to place regional marketing representatives in territories where distribution volume warrants the expense.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2012.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012. We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the year ended December 31, 2012, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position

Darren M. Marks	45	Chief Executive Officer, President and Director

Melvin Leiner	73	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary, Treasurer and Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. Officers serve at the will of the Board of Directors.

Resumes

Darren M. Marks has been the President, Chief Executive Officer and a Director of our Company since July 2010. Prior, he held similar positions with DNA Beverage, Inc. since August 2007. Prior, from May 2004 through July 2007, he was the President, CEO and a director of Grass Roots Beverage Company, Inc., Boca Raton, FL. From 2001 through April 2006, Mr. Marks served in an executive capacity for Royal Strategies and Solutions, Inc., a brokerage services company servicing primarily ethnic food companies seeking to expand distribution and is currently its Vice President and a director. He has been instrumental in the development, production and marketing of DNA’s initial product offering and has been responsible for developing all DNA’s relationships in the action sports community. From 1991 to 1997, Mr. Marks served as founder and Vice President of Sims Communications, Inc., a publicly-traded NASDAQ telecommunications company, and was responsible for the creation, design and funding of a national telecommunication program for clients such as Alamo Rent-a-Car and the American Automobile Association. He devotes approximately 80% of his time to our affairs.

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

Conflicts of Interest

Members of our management are also officers and directors of Royal Strategies and Solutions, a brokerage company that we utilize on a limited basis and Illuminations America, an LED lighting company. See “Certain Relationships and Related Transactions, and Director Independence” below. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors that may arise as a result of this relationship. Because of our increased relationship with unaffiliated brokerage companies, the amount of activity devoted by our management to Royal’s affairs is limited and we do not believe that it has any impact on their ability to perform their responsibilities to our Company. Insofar as our officers and directors are engaged in other business activities, management anticipates it will devote a substantial majority of their business time to our affairs.

ITEM 11.  EXECUTIVE COMPENSATION

Remuneration

Following is a table containing the aggregate compensation paid to our Chief Executive Officer and Chief Financial Officer, our only two officers who also serve as our only Directors during our fiscal years ended December 31, 2012 and 2011

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Stock Awards (1)	All Other Compensation (2)	Total Compensation
Darren Marks,	2012	$125,000	$50,000	$27,617	$202,617
CEO/President	2011	$125,000	$165,000	$27,734	$317,734

Melvin Leiner,	2012	$125,000	$50,000	$29,596	$204,596
Executive VP/COO/CFO/Treasurer/Secretary	2011	$125,000	$165,000	$19,166	$309,166
________________
(1)
The salaries for Mr. Marks and Mr. Leiner have been accrued since 2008. In 2012 Mr. Marks and Mr. Leiner each received $50,000 in stock compensation 500,000 shares of DNA common stock valued at $0.10 per share to reduce the accrued liability the Company had to them. In 2011 Mr. Marks and Mr. Leiner each received $165,000 in stock compensation (500,000 shares of DNA common stock valued at $0.35 per share) to reduce the accrued liability the Company has to them.

(2)	Represents insurance premiums and car allowances paid by us.

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

Our current executive officers (who are also our only directors) receive annual salaries of $125,000 per person, all of which has been accrued. Our directors are not compensated for the performance of their duties as directors, other than reimbursement of out of pocket expenses incurred in the performance of their duties.

Stock Plans

In June 2011 we adopted the "DNA Brands Inc. 2011 Stock Bonus Plan," as amended (the "Plan"), to encourage and enable selected officers, directors, consultants and key employees upon whose judgment, initiative and effort we depend for the successful conduct of our business, to acquire and retain shares of our Common Stock, to keep personnel of experience and ability in our employ and to compensate them for their contributions to the growth and profits of our Company and thereby induce them to continue to make such contributions in the future.

In April 2013 we authorized a Stock Plan and reserved an aggregate of 3,000,000 shares of our Common Stock for issuance thereunder. Relevant thereto, on December 26, 2012 we filed a registration statement on Form S-8 with the SEC registering the Plan and the shares reserved therein. As of the date of this report we have issued 2,928,128 of these shares, leaving 71,872 for issuance. We expect to register another 3,000,000 shares by the end of April 2013. The Plan is and will be administered by our Board of Directors and shares are issued pursuant to the Plan in their sole discretion.

We may adopt additional Plans in the future.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information regarding beneficial ownership of our Common Stock as of the date of this Report by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our officers and Directors, and (iii) all Directors and executive officers as a group as of December 31, 2012.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership		Percent Of Class(3)

Common	Darren Marks (1) (2) 544 NW 77th Street Boca Raton, Florida, 33487	2,644,201	(2)	4.0%

Common	Melvin Leiner (1) (3) 544 NW 77th Street Boca Raton, Florida, 33487	2,587,713	(3)	4.0%

Common	All Officers and Directors As a Group (2 persons)	5,231,914	(2) (3)	8.0%
________________
(1)	Officer and Director of our Company.
(2)	Includes 2,644,201 held under the name Family Tys, LLC.
(3)	Includes 2,474,401 held under the name 4 Life LLC.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file. Based on available information, filings required under Section 16(a) were complied with for the period covered by this report. However these reports for Darren Marks and Melvin Leinerwere filed late.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since our inception our executive officers have loaned us significant amounts of operating capital on an interest free basis and without formal repayment terms. We did not issue any shares in 2012 to retire loans payable to officers. As of December 31, 2012 these loans totaled $1,457,539.

We maintain a brokerage agreement with Royal Strategies and Solutions, Inc. (“RSS”), a related party. Under the terms of the agreement, RSS promotes our products in return for a commission on successful sales or sales agreements. We also share a common base of majority stockholders with RSS. Additionally, our principal executive officers also serve as corporate officers to RSS.

We have subleased office and warehouse space in Boca Raton, Florida from RSS for a number of years. We utilize this space for the warehousing and distribution of our products. Effective December 2012 we began paying rent to Royal at the rate of $5,316 per month with minimal escalation clauses and are committed to these payments until June 2017 when Royal’s lease expires. Our rent expense for the years ended December 31, 2012 and 2011 was $151,901 and $152,593 respectively

In addition, RSS is financially responsible for other operating costs and personnel that are utilized by or dedicated to us. We, in turn, provides cash financing to RSS; either via allocated charge backs or non-interest bearing loans. Loans receivable from the related party RSS at December 31, 2011 was $18,247 and is non-interest bearing. For the years ended December 31, 2012 and December 30, 2011, we recorded $-0- and $68,820 in expenses, respectively, from activity associated with RSS. These expenses were comprised primarily of brokerage fees, commissions and administrative services.

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

During 2012 we sub-leased a portion of our office space from April 1, 2012 through November 30, 2012 to a related company, Illuminations America for $1,500 per month.

For sponsorship purposes, during both 2012 and 2011 we issued 10,000 restricted shares valued at $0.30 and $0.25 per share respectively, to Luke Marks, the son of Darren Marks our CEO. Luke Marks is ranked as one of the Top 20 –under 16 (years of age) surfers in the world. We believe the shares issued are not material to our operations and represents compensation to Luke Marks for added publicity he is generating for DNA.

We believe that all related party transaction represent arms-length fair market value for the services provided.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Auditors Fiscal Year ended December 31, 2012 and December 31, 2011

Audit Fees: The aggregate fees, including expenses, billed by our independent accountants for professional services rendered for the audit of our consolidated financial statements during the fiscal years ending December 31, 2012 and 2011 and for the review of our financial information included in our quarterly reports on Form 10-Q during the fiscal years ending December 31, 2012 and 2011 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ending December 31, 2012 and 2011 were $65,602 and $76,730, respectively.

Audit Related Fees: The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of our audit or review of our financial statements during the years ended December 31, 2012 and 2011 were $2,150 and $12,870, respectively.

Tax Fees: The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during years 2012 and 2011 were $10,885 and $57,525 respectively.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our independent accountants during years 2012 and 2011 were $-0- and $-0-, respectively.

We have no audit committee. Our board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence. All services were approved by the board of directors prior to the completion of the respective service.

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

No.	Description	Filed With	Date Filed

3.1	Articles of Incorporation	Form SB-2 Registration Statement	January 22, 2008

3.2	Bylaws	Form SB-2 Registration Statement	January 22, 2008

3.3	Articles of Amendment to Articles of Incorporation filed July 7, 2010	Form 8-K/A Dated July 6, 2010	October 18, 2010

3.4	Statement of Share and Equity Exchange filed July 8, 2010	Form S-1 Registration Statement	December 15, 2010

10.1	Share Exchange Agreement Between Famous Products, Inc. and DNA Beverage Corporation	Form 8-K Dated July 6, 2010	July 12, 2010

10.2	Purchase and Sale Agreement between Famous Products, Inc. and DNA Beverage Corporation	Form 8-K Dated July 6, 2010	July 12, 2010

10.3	Form of Distribution Agreement with Anheiser Busch Distributors	Form S-1/A1 Registration Statement	February 24, 2010

10.4	Vendor Participation Agreement with Walgreen Co and Professional Sports Teams	Form S-1/A1 Registration Statement	February 24, 2010

10.5	Form of Advertising and Promotion Agreement with Professional Sports Teams*	Form S-1/A1 Registration Statement	February 24, 2010

10.6	Letter Agreement with Circle K Stores, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.7	Business Development Agreement with Racetrac Petroleum*	Form S-1/A1 Registration Statement	February 24, 2010

10.8	Title Sponsorship Agreement with C&R Motorsports LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.9	Sponsorship Agreement with Star Racing LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.10	Memorandum of Understanding between DNA Brands & Star Racing LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.11	Sales, Marketing and Manufacturing Agreement with Monogram Meat Snacks LLC	Form S-1/A1 Registration Statement	February 24, 2010

10.12	Brokerage Service Agreement with Reese Group, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.13	AAFES Retail Agreement – Army & Air Force Exchange Service	Form S-1/A1 Registration Statement	February 24, 2010

10.14	Broker Agreement with Royal Strategies and Solutions, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.15	Trust Agreement	Form S-1/A1 Registration Statement	February 24, 2010

10.16	Letter Agreement with Equinox Securities, Inc.	Form S-1/A1 Registration Statement	February 24, 2010

10.17	12% Secured Convertible Debenture	Form S-1/A1 Registration Statement	February 24, 2010

10.18	Letter Agreement with Circle K Stores, Inc.	Form 10-K	March 30, 2011

10.19	Business Development Agreement with Racetrac Petroleum, Inc.	Form 10-K	March 30, 2011

10.20	Letter Agreement with Walgreens	Form 10-K	March 30, 2011

10.21	Distributor Agreement with City Beverages Limited Partnership	Form 10-K	March 30, 2011

10.22	Distributorship Agreement with Sand Dollar Distributors LLC	Form 10-K	March 30, 2011

10.23	Vendor Participation Agreement with Walgreen Co and Orlando Magic	Form 10-K	March 30, 2011

10.24	Sponsorship Agreement with Jeff Ward Racing	Form 10-K	March 31, 2010

10.25	Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc.	Form 10-K	April 13, 2012

16.1	Letter of Ronald R. Chadwick, P.C.	Form 8-K Dated September 10, 2010	September 13, 2010

16.2	Letter of Ronald R. Chadwick, P.C.	Form 8-K/A Dated September 10, 2010	September 16, 2010

21.1	List of Subsidiaries	Form S-1 Registration Statement	December 15, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

DNA BRANDS, INC.

Dated: April 15, 2013	By:	/s/ Darren Marks
Darren Marks, Chief Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Darren Marks	April 15, 2013
Darren Marks, Director

/s/ Melvin Leiner	April 15, 2013
Melvin Leiner, Director

DNA Brands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DNA Brands, Inc.

We have audited the accompanying consolidated balance sheets of DNA Brands, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNA Brands, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mallah Furman

Fort Lauderdale, FL
April 11, 2013

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS
Current assets
Accounts receivable, net	$19,347	86,410
Inventory	38,700	179,363
Loans receivable from related party	—	18,247
Prepaid expenses and other current assets	203,015	31,647
Total current assets	261,062	315,667
Property and equipment, net	20,339	31,624
Other assets	35,272	25,199
Total assets	$316,673	$372,490

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdrafts	$11,042	$19,157
Accounts payable	644,077	702,301
Accrued liabilities	1,767,536	1,355,576
Loans payable, current portion	—	3,178
Current portion of convertible debentures, net of discounts	222,095	—
Conversion options, derivative liabilities	243,623	—
Loans payable to officers	1,457,539	1,303,388
Total current liabilities	4,345,912	3,383,600
Convertible, subordinated debentures, net of discounts	698,741	566,045
Total liabilities	5,044,653	3,949,645

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, zero and zero issued
and outstanding, respectively	—	—
Common stock, $0.001 par value, 100,000,000 authorized, 65,476,313 and 45,425,135
issued and outstanding, respectively	65,476	45,425
Additional paid-in capital	21,082,749	17,809,281
Accumulated deficit	(25,876,205)	(21,431,861)
Total stockholders' deficit	(4,727,980)	(3,577,155)
Total liabilities and stockholders' deficit	$316,673	$372,490

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Sales, net	$249,416	$1,191,688
Cost of goods sold	177,403	800,040
Gross margin	72,013	391,648
Operating expenses
Compensation and benefits	1,485,301	1,747,714
Depreciation expense	11,285	18,541
General and administrative expenses	689,282	945,060
Professional and outside services	1,282,929	950,965
Selling and marketing expenses	274,493	1,043,129
Total operating expenses	3,743,290	4,705,409
Loss from operations	(3,671,277)	(4,313,761)
Other income (expense)
Gain on conversion options, derivative liabilities	137,794	—
Other income	74,019	—
Interest expense	(984,880)	(159,087)
Total other income (expense)	(773,067)	(159,087)
Loss before income taxes	(4,444,344)	(4,472,848)
Income taxes	—	—
Net loss	$(4,444,344)	$(4,472,848)

Loss per share:
Basic and diluted	$(0.09)	$(0.12)

Weighted average number of common shares outstanding:
Basic and diluted	50,237,728	38,080,802

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Issued	Amount	Capital	Deficit	Total

Balance, December 31, 2010	—	$—	35,828,980	$35,829	$14,461,846	$(16,959,013)	$(2,461,338)

Issuance of convertible, preferred stock in connection with private offerings	4,527,000	4,527	—	—	1,102,223	—	1,106,750
Conversion of convertible, preferred stock into common stock	(4,527,000)	(4,527)	4,527,000	4,527	—	—	—
Issuance of common stock in connection with private offerings	—	—	1,248,470	1,248	272,696	—	273,944
Issuance of common stock warrants in connection with private offering of common stock	—	—	—	—	253,206	—	253,206
Issuance of common stock in exchange for consulting, professional and other services	—	—	2,192,066	2,192	881,221	—	883,413
Issuance of common stock as compensation to employees and officers	—	—	1,230,000	1,230	390,270	—	391,500
Issuance of common stock in connection with convertible debenture offering	—	—	193,750	194	61,994	—	62,188
Issuance of common stock in connection with common stock warrant exercises	—	—	204,869	205	51,013	—	51,218
Fair market value of warrants issued in conjunction with convertible debentures	—	—	—	—	185,005	—	185,005
Recognition of beneficial conversion features embedded within convertible debentures	—	—	—	—	149,807	—	149,807
Net loss	—	—	—	—	—	(4,472,848)	(4,472,848)

Balance, December 31, 2011	—	$—	45,425,135	$45,425	$17,809,281	$(21,431,861)	$(3,577,155)

Issuance of convertible, preferred stock in connection with private offerings	6,000	6	—	—	5,994	—	6,000
Conversion of convertible, preferred stock into common stock	(6,000)	(6)	20,000	20	(14)	—	—
Issuance of common stock in connection with private offerings	—	—	4,616,067	4,616	323,008	—	327,624
Issuance of common stock in exchange for consulting, professional and other services	—	—	6,608,764	6,609	1,089,996	—	1,096,605
Issuance of common stock as compensation to employees and officers	—	—	4,595,000	4,595	530,255	—	534,850
Issuance of common stock in connection with convertible debenture offering	—	—	100,000	100	11,900	—	12,000
Issuance of common stock in connection with common stock warrant exercises	—	—	611,681	611	152,309	—	152,920
Conversion of convertible debentures into common stock	—	—	3,499,666	3,500	521,450	—	524,950
Fair market value of warrants issued in conjunction with subordinated debentures	—	—	—	—	63,620	—	63,620
Recognition of beneficial conversion features embedded with convertible debentures	—	—	—	—	574,950	—	574,950
Net loss	—	—	—	—	—	(4,444,344)	(4,444,344)

Balance, December 31, 2012	—	$—	65,476,313	$65,476	$21,082,749	$(25,876,205)	$(4,727,980)

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(4,444,344)	$(4,472,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,285	18,541
Loss on disposal of fixed assets	—	1,721
Gain on conversion options, derivative liabilities	(137,794)	—
Non-cash interest expense related to discount on convertible debentures	822,792	63,045
Provision for doubtful accounts	43,118	54,296
Common stock issued in connection with convertible debt	1,096,605	883,413
Common stock warrants, classified as derivative liabilities, issued in exchange for services	114,315	—
Common stock issued in connection with convertible debt	12,000	—
Common stock issued as employee compensation	534,850	391,500
Changes in operating assets and liabilities:
Accounts receivable	42,192	(887)
Inventory	140,663	(28,385)
Prepaid expenses and other current assets	(171,368)	(9,916)
Other Assets	(10,073)	—
Bank overdrafts	(8,115)	19,157
Accounts payable	(58,224)	229,652
Accrued liabilities	411,961	(34,957)
Net cash used in operating activities	(1,600,137)	(2,904,825)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	—	2,395
Loan receivable from related party	—	8,246
Net cash provided by (used in) investing activities	—	10,641
Cash flows from financing activities:
Net proceeds from officer loans	679,101	226,288
Net proceeds from convertible debentures	437,668	900,000
Repayments of loans payable	(3,176)	(10,983)
Net proceeds from the issuance of convertible preferred stock	6,000	1,106,750
Net proceeds from the issuance of common stock	327,624	527,150
Net proceeds from the exercise of common stock warrants	152,920	51,218
Net cash provided by financing activities	1,600,137	2,819,580
Net change in cash and cash equivalents	—	(74,604)
Cash and cash equivalents at beginning of period	—	74,604
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosures:
Interest paid	$109,343	$55,360

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with conversion of convertible debentures	$524,590	$—
Common stock issued to pay accrued interest expense on convertible debentures	$12,000	—
Discount on convertible debentures	$905,669	$397,000

 The accompanying notes are an integral part of these financial statements.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Company Overview and History

DNA Brands, Inc. (hereinafter referred to as” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc.  Prior to July 6, 2010 the Company was a holding company operating as a promotion and advertising company.  The Company currently produces markets and sells a proprietary line of three carbonated blends of DNA Energy Drink®, Citrus, Sugar Free Citrus and Sugar Free Cranrazberry. Until recently the Company also marketed and sold a line of beef jerky and meat sticks.
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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Grass Roots. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Advertising expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to $13,289 and $116,044 for the periods ended December 31, 2012 and December 31, 2011, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, advances to related party, accounts payable, accrued expenses, derivative liabilities, and loans payable. The carrying values of the financial instruments approximate their fair value due to the short-term nature of these instruments. The fair values of the loans payable have interest rates that approximate market rates.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when events or changes in circumstances indicate the book value of the assets may not be recoverable. In accordance with Accounting Standards Codification (“ASC”) 360-10-35-15 Impairment or Disposal of Long-Lived Assets, recoverability is measured by comparing the book value of the asset to the future net undiscounted cash flows expected to be generated by the asset.

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at December 31, 2012 and 2011.

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

Stock-Based Compensation

The Company applies ASC 718 Compensation – Stock Compensation to stock-based compensation awards. ASC 718 requires the measurement and recognition of non-cash compensation expense for all share-based payment awards made to employees and directors. The Company records common stock issued for services or for liability extinguishments at the closing market price for the date in which obligation for payment of services is incurred.

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

3. Going Concern

As reflected in the accompanying financial statements, the Company has recorded net losses of $4,444,344 and $4,472,848 for the years ended December 31, 2012 and 2011, respectively. Net cash used in operations from the same periods were $1,600,137 and $2,904,825 respectively. At December 31, 2012, the Company had a working capital deficit of $4,077,865 and a stockholders’ deficit of $4,727,981 These matters raise a substantial doubt about the Company’s ability to continue as a going concern.

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

4. Inventory

The following table sets forth the composition of the Company’s inventory at December 31, 2012 and 2011:

	2012	2011

Raw materials	$—	$37,228
Finished goods – beverages	38,700	131,872
Finished goods –meat snacks	—	10,263
Total inventory	$38,700	$179,363

5. Accounts Receivable and Customer Credit Concentration

The following table sets forth the composition of the Company’s accounts receivable at December 31, 2012 and 2011:

	2012	2011

Accounts Receivable	$29,074	$135,246
Less: Allowance for doubtful accounts	(9,727)	(48,836)
Accounts Receivable, net	$19,347	$86,410

Bad debt expense for the years ended December 31, 2012 and 2011 was $43,118 and $54,296, respectively.

Due to the low balances of accounts receivables as of December 31, 2012, concentration of customer balances is not considered material.

During 2012 three customers accounted for approximately 24.1%, 14.8% and 10.3% of the Company’s sales, respectively. During 2011, three customers accounted for approximately 17.8%, 14.1% and 10.1% of the Company’s sales, respectively.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Prepaid Expenses and Other Assets

The following table sets forth the composition of the Company’s prepaid expenses and other assets at December 31, 2012 and 2011:

	2012	2011

Short-term security deposit	$22,000	$10,000
Employee and other advances	88,420	46,846
Prepaid services	127,867	—
Total prepaid expenses and other assets	238,287	56,846
Less: Non-current portion of employee advances	35,272	25,199
Prepaid expenses and other current assets	$203,015	$31,647

7. Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at December 31, 2012 and 2011:

	2012	2011

Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	75,907	75,907
Accumulated depreciation	(83,414)	(72,129)
Total property and equipment, net	$20,339	$31,624

Depreciation expense for the years ended December 31, 2012 and 2011 was $11,285 and $18,541, respectively. In March 2011, the Company disposed of one of its vehicles. As a result of the transaction, the Company received cash proceeds of $250 and recorded a loss on disposal of $3,014. In November 2011, a flood damaged another of the Company’s vehicles which the insurance company determined to be a total loss. As a result, the Company received insurance proceeds of $2,145 and recorded a gain on disposal of $1,293.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Accrued Expenses

The following table sets forth the composition of the Company’s accrued expenses as of December 31, 2012 and 2011:

	2012	2011

Salaries and bonuses	$1,045,888	$767,798
Interest expense on convertible debentures	85,927	7,932
Professional services	34,074	20,426
Payroll taxes and penalties	601,647	559,420
Total accrued expenses	$1,767,536	$1,355,576

Salaries and bonuses represent amounts due to officers and employees. Due to the Company’s shortage of liquidity, its two principal executive officers have deferred cash payment of their salaries since 2008. During 2012, an aggregate of 1,000,000 shares of the Company’s common stock valued at $100,000 were paid to the officers in lieu of cash. During 2011, an aggregate of 1,000,000 shares of the Company’s common stock valued at $330,000 were paid to the officers in lieu of cash. As of December 31, 2012, the Company’s officers were still owed $820,000 as a result of their deferrals and its employees were owed $225,888 for amounts earned and accrued in the normal course of business.

As of December 31, 2012 and 2011, accrued payroll taxes and penalties represented the unpaid portion of employer and employee payroll taxes totaling approximately $466,437 and $446,460 respectively. The Company has estimated potential penalties associated with these unpaid amounts to be $135,210 and $112,960 as of December 31, 2012 and 2011. The Company has engaged the services of a professional experienced in payroll tax matters to work with the Company and the Internal Revenue Service (IRS) to achieve a re-payment plan acceptable to the IRS. During 2012 the Company made payments of $59,144 against this liability.

9. Loans Payable

Loans payable were comprised primarily of financing agreements for vehicles and beverage coolers utilized in the distribution and storage of the Company’s products. The range of interest rates on these loans was between 9% and 26%. The following table sets forth the current and long term portions of bank loans as of December 31, 2012 and 2011:

	2012	2011

Loans payable	$—	$3,178
Less: Current portion of loans payable	—	(3,178)
Total long term loans payable	$—	$—

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

10. Convertible Debentures, Net of Discounts

A summary of the issuances of all convertible notes during the years ended December 31, 2012 and 2011 are as follows:

Issue Date	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares
02/18/2011	12%	$500,000	02/18/2014	1.33
06/15/2011	12%	125,000	06/30/2014	1.20
07/18/2011	12%	25,000	07/31/2015	16.45	(1)
07/28/2011	12%	100,000	07/31/2015	16.45	(1)
08/03/2011	12%	100,000	07/31/2015	16.45	(1)
08/26/2011	12%	50,000	07/31/2015	16.45	(1)
02/01/2012	12%	75,000	01/31/2013	3.73
02/29/2012	—	52,500	—	6.67
03/01/2012	—	101,250	—	6.67
03/02/2012	—	66,450	—	6.67
03/02/2012	—	25,000	—	6.67
03/06/2012	—	90,000	—	6.67
03/07/2012	—	9,750	—	6.67
03/08/2012	—	15,000	—	6.67
03/09/2012	—	30,000	—	6.67
03/21/2012	—	15,000	—	6.67
03/22/2012	—	90,000	—	6.67
03/28/2012	—	15,000	—	6.67
03/29/2012	—	15,000	—	6.67
07/02/2012	12%	50,000	07/01/2013	16.67	(2)
07/02/2012	12%	19,468	07/01/2013	16.67	(2)
07/02/2012	12%	29,000	07/01/2013	16.67	(2)
07/02/2012	12%	17,000	07/01/2013	16.67	(2)
07/02/2012	12%	17,200	07/01/2013	16.67	(2)
07/20/2012	12%	50,000	07/19/2013	16.67	(2)
08/07/2012	—	50,000	09/07/2012	10.00
09/25/2012	6%	50,000	09/25/2013	20.41	(3)
11/01/2012	12%	80,000	11/01/2013	18.80	(4)
Total		$1,337,668

(1)
The Company has determined the conversion ratio as of December 31, 2012. These debentures are convertible at a conversion price equal to 80% of the average share price of the Company’s common stock for the ten (10) previous trading days prior to conversion. As a result, the conversion ratio may fluctuate from period to period.

(2)
The Company has determined the conversion ratio as of December 31, 2012. These debentures are convertible at a conversion price equal to the lesser of 75% of the average share price of the Company’s common stock for the five (5) previous trading days prior to conversion or a base conversion price equivalent to the lowest issued price per share. As a result, the conversion ratio may fluctuate from period to period.

(3)
The Company has determined the conversion ratio as of December 31, 2012. These debentures are convertible at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock on the four previous trading days prior to and day of conversion, but not less than $0.0001. As a result, the conversion ratio may fluctuate from period to period.

(4)
The Company has determined the conversion ratio as of December 31, 2012. These debentures are convertible at a conversion price equal to 70% of the average closing bid price of the Company’s common stock on the 30 previous trading days prior to the day of conversion. As a result, the conversion ratio may fluctuate from period to period.

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

On April 9, 2012, the Company executed an Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc., New York, NY (“CMI”), wherein CMI agreed to provide consulting, strategic business planning, financing on a “best efforts” basis and investor and public relations services, as well as to assist the Company in its efforts to raise capital through the issuance of debt or equity.  The agreement provided for CMI to engage in two separate private offerings with the initial private placement offering up to $3.0 million and the second private placement offering up to an additional $3.0 million; each on a “best efforts” basis. In connection with this agreement the Company issued 750,000 shares valued at $0.25 per share or a total value of $187,500. This amount was fully amortized in the Company's financial statements as of December 31, 2012.

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

On November 1, 2012, the Company issued a convertible debenture in the amount of $80,000. The debenture bears interest at 12% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 70% of the average closing bid price of the Company’s common stock on the 30 previous trading days prior to the day of conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $56,286, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2012 and 2011.

	2012	2011

Convertible notes-face value	$1,337,668	$900,000
Loan discount	(714,674)	(397,000)
Add: Amortization of loan discount	297,842	63,045
Less: Current portion	(222,095)	—
Net convertible notes	$698,741	$566,045

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

10. Convertible Debentures, Net of Discounts (continued)

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

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2012 and 2011.

	2012	2011
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.15 – 0.62	1.67% - 2.01%
Expected volatility (3)	140.7 – 2305.60%	91.69% - 121.98%
Expected life (in years) (4)	0.75 – 3.60	3.0 - 4.0
______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of three similar publicly traded companies.
(4)	The expected life represents the due date of the note.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

11. Embedded Conversion on Option Liabilities

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of December 31, 2012 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	December 31, 2012

Expected dividend yield (1)	—%	—%
Risk-free interest rate (2)	0.16 – 0.71%	0.17 – 0.62%
Expected volatility (3)	153.3 – 280.1%	165.8 – 288.0%
Expected life (in years) (4)	1.00 – 4.00	0.75 – 3.85
__________________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended December 31, 2012 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or twenty four months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

The following reflects the initial fair value on the note inception date and changes in fair value through December 31, 2012:

Note inception date fair value allocated to debt discount	$267,099
Change in fair value – (gain)	(58,717)
Embedded conversion option derivative liability fair value on December 31, 2012	$208,682

12. Loans Payable to Officers

The following table summarizes the Company’s loans payable to officers as of December 31, 2012 and 2011:

	2012	2011

Loans payable to officers	$1,457,539	$1,303,388

Since the Company’s inception, its principal executive officers have loaned the Company significant amounts of operating capital on an interest free basis and without formal repayment terms.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)
13. Related Party Transactions and Balances

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

RSS leases office space and a warehouse which is subleased to the Company. The Company utilizes this space for the warehousing and distribution of its products. In addition, RSS is financially responsible for other operating costs and personnel that are utilized by or dedicated to the Company. The Company, in turn, provides cash financing to RSS; either via allocated expenses or non-interest bearing loans.

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

The following table summarizes the Company’s loans receivable from related party as of December 31, 2012 and 2011:

	2012	2011

Loans receivable from related party	$—	$18,247

For the years ended December 31, 2012 and 2011, the Company recorded $-0- and $68,820 in expenses, respectively, from activity associated with RSS. These expenses were comprised primarily of brokerage fees, commissions and administrative services.

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

During 2012 we sub-leased a portion of our office space from April 1, 2012 through November 30, 2012 to a related company, Illuminations America, for $1,500 per month.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

14. Equity

Preferred and Common Stock

At December 31, 2012 the Company was authorized to issue 10,000,000 shares of $0.001 Preferred Stock and 100,000,000 shares of $0.001 par value Common Stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

At December 31, 2012 and 2011, no preferred stock was issued or outstanding. At December 31, 2012 and 2011, common stock issued and outstanding totaled 65,476,313 and 45,425,135 shares, respectively.

Historically, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt.

Stock Options

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of December 31, 2012, the Company had not granted any options pursuant to either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

	Number of Options	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding and exercisable on December 31, 2011	226,076	$1.49	2.00
Granted
Exercised	—	—	—
Forfeited and expired	—	—	—
Outstanding and exercisable on December 31, 2012	226,076	$1.49	2.00

Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2012, was $-0-.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the closing price of the Company’s common stock of $0.074 on December 31, 2012, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2012 and 2011, there was $-0- in unrecognized compensation related to stock options outstanding. All outstanding stock options are vested. Since the inception of the Company, no stock options have been exercised.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Warrants

The following table reflects all outstanding and exercisable warrants for the periods ended December 31, 2012 and 2011. All stock warrants are immediately vested upon issuance and are exercisable for a period five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2010	3,194,930	$1.62	3.04
Warrants issued	659,442	$1.25	4.28
Warrants exercised	(204,869)	$0.25	—
Balance, December 31, 2011	3,649,503	$1.56	2.57
Warrants issued	780,000	$0.73	4.68
Warrants exercised	(611,882)	$0.25
Balance, December 31, 2012	3,817,621	$1.39	2.14	(1)
_____________
(1)	The remaining contractual life of the warrants outstanding as of December 31, 2012 ranges from .08 to 5.00 years.

The value of the common stock options and warrants has been determined using the following Black Scholes methodology:

	2012	2011
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.16% – 0.71%	1.67% - 1.75%
Expected volatility (3)	153.3% – 297.4%	91.69% - 109.31%
Expected life (in years)	1.00 – 7.00	5.00
_______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on three similar publicly traded companies.

Warrant Issued in Exchange for Services

On February 1, 2012, the Company issued warrants to purchase 500,000 shares of the Company’s common stock to an investor relations professional engaged by the Company. The warrants can be exercised at a price equal to 70% of the average share price of the Company’s common stock for the 5 previous trading days prior to conversion. They expire on January 31, 2017.

Due to the exercise terms of common stock warrants, the option met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for option derivative instrument at the original grant date and as of December 31, 2012 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Grant Date	December 31, 2012
Expected dividend yield (1)	—%	—%
Risk-free interest rate (2)	0.72%	0.72%
Expected volatility (3)	241.9%	305.6%
Expected life (in years) (4)	5.00	4.09

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended December 31, 2012 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or twenty four months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

The following reflects the initial fair value on the date of grant and changes in fair value through December 31, 2012:

Grant date fair value allocated to derivative liability	$114,315
Change in fair value – (gain)	(79,374)
Option derivative liability fair value on December 31, 2012	$34,941

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

15.  Earnings Per Share

In accordance with ASC 260, which replaced SFAS No. 128, Earnings per Share (“SFAS No. 128”), basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options and warrants. Potentially dilutive common shares have been excluded from the diluted loss per common share computation for each of the two years ended December 31, 2012 and 2011 because such securities have an anti-dilutive effect on loss per share due to the Company’s net loss.

The following table sets forth as of December 31, 2012 and 2011 the number of potential shares of common stock issuable that have been excluded from diluted earnings per share because their effect was anti-dilutive:

	2012	2011
Stock options	226,076	226,076
Outstanding unexercised warrants	3,817,622	3,649,503
Total	4,373,698	3,875,579

16.  Income Taxes

The actual income tax expense for 2012 and 2011 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34.4% to income before provision for income taxes) as follows:

	2012	Effective Tax Rate		2011	Effective tax rate
Federal taxes at statutory rate	$(1,528,854)	34.40%		$(1,538,660)	34.4%
St State income taxes, net of federal tax benefit	(160,352)	3.61%		(161,380)	3.61%
C Change in valuation allowance	1,689,206	(38.01	) %	1,700,040	(38.01%)
T Total	$—	0.00%		$—	0.00%

The following table represents the tax effects of significant items that give rise to deferred taxes as of December 31, 2012 and 2011:

	2012	2011
Deferred tax asset:
Net operating loss carryforward	$3,182,470	$2,170,359
Temporary differences	1,558,650	881,555
	4,741,120	3,051,914
Less: Valuation allowance	(4,741,120)	(3,051,914)
Net deferred tax asset	$—	$—

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

16.  Income Taxes (continued)

As of December 31, 2012, the Company has available approximately $8,373,158 of operating loss carryforwards before applying the provision of IRC Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses expire beginning in the year 2022. As of December 31, 2012 and 2011, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carryforwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

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

The acquisition of Grass Roots Beverage Company, Inc. on July 6, 2010 (see Note 1) and various other equity transactions resulted in an ownership change pursuant to Section 382. The utilization of the $123,052 net operating loss as of December 31, 2012 is limited under IRC Section 382.

The tax years 2008 through 2012 remain open to examination by federal authorities and state jurisdictions where the Company operates.

17.  Commitments

As of December 31, 2012, the Company is committed to future minimum payments under non-cancelable operating leases for vehicles, office rent and equipment as follows:

2013	$148,865
2014	151,164
2015	147,550
2016	92,064
2017	36,673
Total	$576,316

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

Leases

The Company subleases office and warehouse space in Boca Raton, Florida from RSS at the rate of approximately $5,316 per month. Effective December 2012 we began paying rent to Royal at the rate of $5,316 per month with minimal escalation clauses and are committed to these payments until June 2017 when Royal’s lease expires. Our rent expense for the years ended December 31, 2012 and 2011 was $151,901 and $152,593 respectively.

Additionally, the Company has commitments with a truck leasing company for $83,939 in 2013, and $168,840 in total through 2016. The Company also has commitments for leased telephone at the rate of $2,000 per month for 33 months through 2015.