Form 10-Q
period 2013-03-31
DNA BRANDS INC
filed 2013-05-20
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2013

DNA BRANDS, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	000-53086	26-0394476
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer ID No.)

544 NW 77th Street
Boca Raton, Florida, 33487
(Address of principal executive offices)

(954) 970-3826
(Issuer's Telephone Number)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐.

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 20, 2013 was 68,519,739 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DNA BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)
Current assets
Cash	$14,807	$—
Accounts receivable, net	13,248	19,347
Inventory, net	8,099	38,700
Prepaid expenses and other current assets	174,942	203,015
Total current assets	211,096	261,062
Property and equipment, net	18,142	20,339
Other assets	41,272	35,272
Total assets	$270,510	$316,673

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdrafts	$—	$11,042
Accounts payable	674,948	644,077
Accrued liabilities	1,742,360	1,767,536
Current portion of convertible debentures, net of discounts	788,424	222,095
Conversion options, derivative liabilities	136,698	243,623
Loans payable to officers	1,767,039	1,457,539
Total current liabilities	5,109,469	4,345,912
Convertible, subordinated debentures, net of discounts	250,288	698,741
Total liabilities	5,359,757	5,044,653

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, zero and zero issued
and outstanding, respectively	—	—
Common stock, $0.001 par value, 100,000,000 authorized,72,702,635 and 65,476,313
issued and outstanding, respectively	72,703	65,476
Additional paid-in capital	21,360,841	21,082,749
Accumulated deficit	(26,522,791)	(25,876,205)
Total stockholders' deficit	(5,089,247)	(4,727,980)
Total liabilities and stockholders' deficit	$270,510	$316,673

 The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

	2013	2012

Sales	$37,948	$82,209
Cost of goods sold	39,127	46,253
Gross (deficit) margin	(1,179)	35,956
Operating expenses
Compensation and benefits	241,734	397,813
Depreciation expense	2,197	3,338
General and administrative expenses	122,088	203,503
Professional and outside services	193,099	209,276
Selling and marketing expenses	27,761	118,642
Total operating expenses	586,879	932,572
Loss from operations	(588,058)	(896,616)
Other income (expense)
Gain on fair value adjustment for derivative liabilities	106,925	—
Interest expense	(165,453)	(604,483)
Total other expense	(58,528)	(604,483)
Loss before income taxes	(646,586)	(1,501,099)
Income taxes	—	—
Net loss	$(646,586)	$(1,501,099)

Loss per share:
Basic and diluted	$(.01)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	64,832,425	46,166,217

The accompanying notes are an integral part of these financial statements.

DNA BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(646,586)	$(1,501,099)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,197	3,338
Gain on conversion options, derivative liabilities	(106,925)	—
Non-cash interest expense related to discount on convertible debentures	117,876	568,226
Provision for doubtful accounts	(4,998)	79,996
Provision for excess and obsolete inventory	(8,099)	—
Common stock and common stock warrants issued in exchange for services	88,829	268,499
Common stock issued as employee compensation	40,000
Share based compensation expense related to employee stock option grants	8,990	62,500
Changes in operating assets and liabilities:
Accounts receivable	11,097	(2,091)
Inventory	22,502	47,602
Prepaid expenses and other current assets	28,073	(85,110)
Other assets	(6,000)	(500)
Bank overdraft	(11,042)	(19,157)
Accounts payable	30,871	(112,825)
Accrued expenses	(25,176)	56,586
Net cash used in operating activities	(442,193)	(634,035)
Cash flows from financing activities:
Net proceeds from (repayments on) loans payable to officers	309,500	446,600
Net repayments on loans payable	—	(1,341)
Net proceeds from the issuance of convertible debentures	—	75,000
Net proceeds from the issuance of convertible, preferred stock	—	6,000
Net proceeds from the issuance of common stock	147,500	—
Net proceeds from the exercise of common stock warrants	—	152,920
Net cash provided by financing activities	457,000	679,179
Net change in cash and cash equivalents	14,807	45,144
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$14,807	$45,144

Supplemental disclosures:
Interest paid	$13,596	$52,314

Supplemental disclosures of non-cash investing and financing activities:
Conversion of loans payable to officers into convertible debentures	$—	$524,500
Discounts on convertible debentures	$—	$63,620

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

See Note 1 in the Company’s audited 2012 consolidated financial statements in Form 10-K for a summary of the Company’s significant accounting policies.

2.	Recently Issued Accounting Pronouncements

Accounting Standards that have been issued or proposed by the FASB or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.	Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

During the three month period ended March 31, 2013, the Company recorded a net loss of $646,856 and had negative cash flows of $442,193 from its operating activities. At March 31, 2013, the Company had a working capital deficit of $4,898,373 and a stockholders’ deficit of $5,089,247. The Company has relied, in large part, upon debt and equity financing to fund its operations. These matters collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

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

4.	Inventory

The following table sets forth the composition of the Company’s inventory at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(unaudited)
Finished goods-beverages	$8,099	$38,700
Total inventory	$8,099	$38,700

5.	Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(unaudited)
Accounts receivable	$17,976	$29,074
Less: Allowance for doubtful accounts	(4,728)	(9,727)
Accounts receivable, net	$13,248	$19,347

Bad debt expense (recovery) related to the Company’s trade accounts receivable for three month periods ended March 31, 2013 and 2012 was $(4,998) and $61,749 respectively.

6.	Prepaid Expenses and Other Assets

The following table sets forth the composition of the Company’s prepaid expenses and other assets at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(unaudited)
Short-term security deposit	$10,000	$22,000
Employee and other advances	103,130	88,420
Prepaid services	103,084	127,867
Total prepaid expenses and other assets	216,214	238,287
Less: Non-current portion of employee advances	(41,272)	(35,272)
Prepaid expenses and other current assets	$174,942	$203,015

7.	Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(unaudited)
Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	75,907	75,907
Accumulated depreciation	(85,611)	(83,414)
Total property and equipment, net	$18,142	$20,339

Depreciation expense for the three month periods ended March 31, 2013 and 2012 was $2,197 and $3,338, respectively.

8.	Accrued Expenses

The following table sets forth the composition of the Company’s accrued expenses at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(unaudited)
Salaries and bonuses	$1,141,138	$1,045,888
Interest expense on convertible debentures	125,908	85,927
Professional services	34,074	34,074
Payroll taxes and penalties	441,240	601,647
Total accrued expenses	$1,742,360	$1,767,536

Salaries and bonuses represent amounts due to officers and employees. Due to the Company’s shortage of liquidity, its two principal executive officers have deferred cash payment of their salaries since 2008. As of March 31, 2013, the Company’s officers were owed $882,500 as a result of their deferrals and its employees were owed $258,638 for amounts earned and accrued in the normal course of business.

As of March 31, 2013 and December 31, 2012, accrued payroll taxes and penalties represented the unpaid portion of employer and employee payroll taxes totaling $356,978 and $466,437 respectively. The Company has estimated potential penalties associated with these unpaid amounts to be $84,262 and $135,210 for each of these periods, respectively. The Company has engaged the services of a professional experienced in payroll tax matters to assist in developing a plan for repayment and future compliance deemed acceptable to the Internal Revenue Service. During the three months ended March 31, 2013, the Company’s principals made payments of $125,000 against its payroll tax liabilities.

9.	Convertible debentures, net of discounts

A summary of the issuances of all convertible notes outstanding for the period ended March 31, 2013 is follows:

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

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the periods ended March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012

Convertible notes-face value	$1,337,668	$1,337,668
Loan discount	(420,832)	(714,674)
Add: Amortization of loan discount	117,876	297,842
Less: Current portion	(784,424)	(222,095)
Net convertible notes	$250,288	$698,741

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the periods ended March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012

Expected dividend yield (1)	—	0.00%
Risk-free interest rate (2)	—	0.15 – 0.62
Expected volatility (3)	—	140.7 – 230.60%
Expected life (in years) (4)	—	0.75 – 3.60
______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of three similar publicly traded companies.
(4)	The expected life represents the due date of the note.

10.	Embedded Conversion on Option Liabilities

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of March 31, 2013 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	March 31, 2013

Expected dividend yield (1)	0%	0%
Risk-free interest rate (2)	0.16 – 0.71%	0.13 – 0.77%
Expected volatility (3)	153.3 – 280.1%	132.2 – 332.6%
Expected life (in years) (4)	1.00 – 4.00	0.75 – 3.75
__________________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended March 31, 2013 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or twenty four months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

The following reflects the initial fair value on the note inception date and changes in fair value through March 31, 2013:

Note inception date fair value allocated to debt discount	$243,623
Change in fair value – (gain)	(106,925)
Embedded conversion option derivative liability fair value on March 31, 2013	$136,698

11.	Loans payable to officers

The composition of the Company’s loans payable to officers at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(unaudited)

Loans payable to officers	$1,767,039	$1,457,539

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

In the event the Company discontinued using RSS as a provider of these brokerage services, it would not have a material impact on the Company’s financial condition or operations. The maximum exposure to loss that exists as a result of the Company's involvement with RSS cannot be quantified as such exposure would include responsibility for the remainder of the leased office space and warehouse, unknown personnel costs and undeterminable promotional costs that have been the responsibility of RSS. There were no related party payables or receivables to RSS as of December 31, 2012 and March 31, 2013, respectively.

13.	Equity

Preferred and Common Stock

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. Series A and Series B preferred stock was 100% converted to common stock prior to July 6, 2010, when we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage and 100% of the common stock of DNA Beverage's wholly owned subsidiary Grass Roots Beverage Company, Inc. There will be no further issuances by the Company of these preferred stock.

The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

At March 31, 2013 and December 31, 2012, common stock issued and outstanding totaled 72,702,635 and 65,476,313 respectively. At March 31, 2013 and December 31, 2012, there was no preferred stock issued and outstanding.

The approximate number of shares of common stock issued and their respective values for the three month period ended March 31, 2013 as follows:

	Shares Issued	Value of Issuances

Common stock issued in exchange for services	1,309,657	$88,829
Common stock issued as employee compensation	1,000,000	40,000
Common stock issued in connection with private offerings	4,916,665	147,500
Total	7,226,322	$276,329

Since 2007, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt. As of March 31, 2013, the Company had not issued physically issued stock certificates to 20 accredited investors from which it received cash proceeds from the private placement of 6,577,079 shares of its common stock.

The following assumptions were utilized with the Black-Scholes option pricing model for the periods ended March 31, 2013 and 2012:

	2013	2012

Expected dividend yield (1)	0%	0%
Risk-free interest rate (2)	0.72%	0.83%
Expected volatility (3)	303.70%	250.70%
Expected life (in years) (4)	5.00	5.00
__________________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
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

	Number of Options	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)

Outstanding and exercisable on December 31, 2012	226,076	$1.49	1.75
Granted	100,000	0.25	4.75
Exercised	—	—	—
Outstanding and exercisable on March 31, 2013	326,076	$1.11	3.04

Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price. The aggregate intrinsic value of stock options outstanding and exercisable as of March 31, 2013, was $-0-. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the closing price of the Company’s common stock of $0.05 on March 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

For the period ended March 31, 2013 the Company recorded $8,990 in stock compensation expense related to the issuance of stock options. All outstanding stock options are vested. Since the inception of the Company, no stock options have been exercised.

Stock Warrants

Common stock warrants immediately vest upon issuance and are exercisable for a period five years thereafter. The following table reflects the amount of common stock warrants outstanding and exercisable for the period ended March 31, 2013.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)

Balance, December 31, 2012	3,817,621	$1.39	2.14
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants expired	(384,269)	1.51	—
Balance, March 31, 2013	3,433,352	1.38	2.12	(1)
__________________
(1)	The remaining contractual life of the warrants outstanding as of March 31, 2013 ranges from 0.02 years to 4.76 years.

14.	Income Taxes

As of March 31, 2013, the Company has available approximately $9,400,000 of operating loss carry-forwards before applying the provision of Internal Revenue Code (“IRC”) Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses will begin to expire in the year 2022. As of March 31, 2013 and December 31, 2012, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carry-forwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

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

On May 3, 2013 the Company issued 150,000 shares of its Series C Preferred Stock to Darren Marks, an officer and director of the Company, in settlement of $100,000 owed by the Company to Mr. Marks; and issued 150,000 shares of its Series C Preferred Stock to Mel Leiner, an officer and director of the Company, in settlement of $100,000 owed by the Company to Mr. Leiner. The holders of the Series C Preferred shares, in preference to the holders of the Company's common stock, are entitled to receive, when, as and if declared by the Company's directors, annual dividends commencing on December 31, 2013 at the rate of $0.01 per share. Dividends which are not declared will not accrue. Dividends not declared will not cumulate. Accrued but unpaid dividends will not bear interest.

Upon any liquidation, dissolution or winding up of the Company, no distribution will be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series C Preferred shares unless the holders of the Series C Preferred shares have received $0.67 per share, plus an amount equal to declared and unpaid dividends and distributions to the date of payment. Each Series C Preferred share entitles the holder to 300 votes on all matters submitted to a vote of the Company's shareholders.

The shares of the Series C Preferred Stock described above were not registered under the Securities Act of 1933 and are restricted securities. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 in connection with the issuance of these shares.

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

Company Overview and History

DNA Brands, Inc. (hereinafter referred to as” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc.  Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company.  We currently produce, market and sell a proprietary line of three carbonated blends of DNA Energy Drink®, Citrus, Sugar Free Citrus and Sugar Free Cranrazberry. Until recently we also marketed and sold a line of beef jerky and meat sticks, but these products were discontinued in the fourth quarter of 2012. Provided we can raise the necessary capital, of which there is no assurance, we intend to re-launch our brand during the second half of 2013 wih a completely new look, including new logo and can design and introduce three new flavors including Molecular Melon, Cryo Berry and Original. Our award-winning Citrus flavor will be re-named Cellular Citrus. We also intend to launch a line of energy coffee drinks containing omegas in late 2013.

Our current business commenced in May 2006 in the State of Florida under the name Grass Roots Beverage Company, Inc. Initial operations of Grass Roots included the development of energy drinks, sampling and other marketing efforts and initial distribution of its energy drinks in the State of Florida.  We began selling our energy drink in the State of Florida in 2007.

Presented below are our results of operations for the three month periods ended March 31, 2013 and 2012.

Results Of Operations

Comparison of Results of Operations for the three month periods ended March 31, 2013 and 2012

Revenue

Sales for the three month period ended March 31, 2013 were $37,948, compared to $82,209 during the three month period ended March 31, 2012. This decrease in revenue is primarily attributable to our re-branding initiatives and decision not to produce existing product during the re-branding period. We continue to test our products through a variety of distribution channels. We are experiencing a shortage of working capital which has prevented us from making a timely transition and inventory purchases in sufficient quantities of the better selling SKU's. Also, the lack of capital has limited our marketing, advertising and promotions which are critical revenue drivers in the energy drink industry. As of March 31, 2013 we had only $8,099 in inventory and will not re-order any inventory using the old brand identification. Therefore, our revenues for the period ended June 30, 2013 will be very minimal.

The cost of the first inventory production run with our new energy drink products and logo, along with the cost to properly market these new products is estimated to be approximately $350,000. Currently we do not have the capital to complete these production runs; however we believe we will be able to raise sufficient capital to commence these production runs and market these new products.  There are no assurances we will be able to raise this additional capital and our failure to do so will have a significant impact on our ability to continue to operate our business.

We expect that our new re-branding efforts will begin during the third quarter of 2013.  Once we have raised the capital necessary to allow us to implement our revised business plan we intend to increase our marketing activity by using “can-in-hand” sampling at multiple locations which has been successful in the past, as well as using point of sale advertising materials.  We believe this increased marketing, combined with our increasing brand recognition, the awards we have received for the quality of our products, and the indications of interest in carrying our product by major distributors and retail chains will begin the process of generating revenue. There are no assurances this will occur and our ability to achieve increased revenue is directly dependent upon our success in raising additional capital. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts, manufacture new inventory or that these efforts will generate increased revenues. See “Liquidity and Capital Resources,” below.

Gross margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing the gross margin by sales.  Gross margin for the three month period ended March 31, 2013 was $(1,179), compared to $35,596 during the three month period ended March 31, 2012. Gross margin percentage for the three month period ended March 31, 2013 was (3.0%) compared to 43.7% during the three month period ended March 31, 2012

Due to the relatively low amount revenue, a small number of transactions can impact our gross margin percentage either positively or negatively. We do not believe that the gross margin percentages for the three month periods ended March 31, 2013 and 2012 are necessarily indicative of future results if applied to larger sales volumes.

Compensation and benefits

Compensation and benefits for the three month period ended March 31, 2013 was $241,734, compared to $397,813 during the three month period ended March 31, 2012. The decrease in compensation and benefits of $156,709, compared to the corresponding period in the prior year is attributable to a reduction in the number of our employees and a reduction in sales commissions as a result of our lower sales revenue.

Our two executive officers have deferred cash payment of their salaries since 2008. For three month period ended March 31, 2013 and 2012, we recorded $62,500 in compensation expense related to these deferrals. At March 31, 2013, the aggregate value of these salary deferrals totaled $882,500 and was included in accrued liabilities on our consolidated balance sheet as of March 31, 2013.

General and administrative

General and administrative expenses for the three month period ended March 31, 2013 were $122,088, compared to $203,503 during the three month period ended March 31, 2012. General and administrative expenses are primarily comprised of rent, utilities, insurance, travel and entertainment, and other expenses. This decrease compared to the corresponding period in the prior year is attributable to reduced spending for travel and other administrative activities in accord with our substantially lower revenue levels.

Professional and outside services

Professional and outside services for the three month period ended March 31, 2013 were $193,099, compared to $209,276 during the three month period ended March 31, 2012. Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services. Professional and outside services remained relatively similar to the levels we experienced in the prior year period primarily due to public company expenditures that are required and not proportional to revenue levels.

Selling and marketing expenses

Selling and marketing expenses for the three month period ended March 31, 2013 were $27,761, compared to $118,642 during the three month period ended March 31, 2012. The decrease in selling and marketing expenses over the prior year period is directly attributable to the lack of working capital.

Interest expense

Interest expense for the three month period ended March 31, 2013 was $165,463 compared to 604,483 during the three month period ended March 31, 2012. The decrease in interest expense over the prior year period is primarily attributable to the non-cash amortization of loan discounts related to convertible debentures.

During the three months ended March 31, 2013 we did not issue any convertible debentures. During the three months ended March 31, 2012, we issued an aggregate principal value of $599,950 in convertible debentures. These debentures were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that will be amortized over their terms. During the three months ended March 31, 2012, we recorded $568,226 in non-cash interest expense relative the loan discounts on these notes.

Net loss

We incurred a net loss for the three month period ended March 31, 2013 of $646,586 or ($0.01) per basic and fully diluted share, compared to a net loss of $1,501,099, or ($0.03) per basic and fully diluted share during the three month period ended March 31, 2012. Since our inception, we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

We calculate weighted average shares outstanding based upon the physical issuance records of our stock transfer agent. As of March 31, 2013, we had not issued physically issued stock certificates to 20 accredited investors from which we received cash proceeds from the private placement of 6,577,079 shares of our common stock. As a result, our weighted average shares outstanding calculations may vary slightly from the calculation that would result from the immediate issuance of shares. The weighted average number of basic and fully diluted shares outstanding for the three month periods ended March 31, 2013 and 2012 were 64,832,425 and 46,166,217 shares, respectively. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At March 31, 2013, we had $14,807 in cash and cash equivalents.

During the three month period ended March 31, 2013, we recorded a net loss of $646,856 and had negative cash flows of $442,193 from our operating activities. At March 31, 2013, we had a working capital deficit of $4,898,373 and a stockholders’ deficit of $5,089,247. We have relied, in large part, upon debt and equity financing to fund our operations. These matters collectively raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations for the three month period ended March 31, 2013 was $442,193, compared to $634,035 during the three month period ended March 31, 2012. The improvement in net cash used in operating activities of $191,842 is primarily due to the improvement in our consolidated results of operations excluding non-cash expenses over the prior year period.  We recorded a net loss of $646,856 as compared to $1,501,099 in the corresponding period of the prior year.

No net cash was provided by or used in investing activities for the three month periods ended March 31, 2013 and March 31, 2012, respectively.

Net cash provided by financing activities for the three month period ended March 31, 2013 was $457,000 compared to $679,179 during the three month period ended March 31, 2012. During the three months ended March 31, 2013, we raised $147,500 in new capital from debt and common equity sources compared to proceeds of $521,600 during the prior year period.

In January 2012, we issued 6,000 shares of convertible, preferred stock for net proceeds of $6,000. The preferred shares are convertible into common stock at a rate no lower than $0.30, or 3.33 shares of common stock to 1.00 share of preferred stock. These shares were immediately converted into 20,000 shares of our common stock.

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

On November 1, 2012, we issued a convertible debenture in the amount of $80,000. The debenture bears interest at 12% per annum, which is payable with our common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 70% of the average closing bid price of our common stock on the 30 previous trading days prior to the day of conversion. We have determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $56,286, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in our financial statements.

Our ability to implement our business plan for the future will depend on the future availability of financing. Such financing will be required to enable us to implement our new business plan, including establishing our rebranding of our products, and continue operations. We intend to raise funds through a private placement of debt as well as our Common Stock and if available, through short-term borrowing. We estimate that we will require approximately $500,000 in debt and/or equity capital to fully implement our revised business plan and there are no assurances that we will be able to raise this capital.  While we have engaged in discussions with various investment banking firms and venture capitalists to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our business plan.  Our inability to obtain sufficient funds from external sources when needed will have a material adverse effect on our plan of operation, results of operations and financial condition.   In this regard, during the quarter ended March 31, 2013 we sold 4,916,665 shares of our common stock and received $147,500 in gross proceeds.

Until we are successful in obtaining additional equity capital we will likely continue to rely upon related-party debt, issuance of additional debentures to our shareholders or equity financing in order to ensure the continuing existence of our business. We were indebted to our management in the amounts of $2,649,539 at March 31, 2013. Additionally we are working on generating new sales from additional retail outlets and distribution centers and allocating sufficient resources to continue with advertising and marketing efforts. There can be no assurances that these efforts will be successful. If these efforts are not successful, it will have a material adverse impact on our ability to continue operations.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three months ended March 31, 2013, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March  31, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2013 we sold 4,916,665 shares of our common stock and received $147,500 in gross proceeds. We utilized these proceeds for working capital to fund our operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2013.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks,
Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner,
Principal Financial Officer and
Principal Accounting Officer