Form 10-Q
period 2013-06-30
DNA BRANDS INC
filed 2013-08-19
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  June 30, 2013

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of August 19, 2013 was 80,418,838 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☑

 PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DNA BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash	$11,375	$—
Accounts receivable, net	2,134	19,347
Inventory, net	—	38,700
Prepaid expenses and other current assets	419,162	203,015
Total current assets	432,671	261,062
Property and equipment, net	15,947	20,339
Other assets	45,072	35,272
Total assets	$493,690	$316,673

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdrafts	$—	$11,042
Accounts payable	635,500	644,077
Accrued liabilities	1,774,425	1,767,536
Current portion of loans payable, net of discounts	287,083	—
Current portion of convertible debentures, net of discounts	976,551	222,095
Conversion option derivative liability	44,920	243,623
Loans payable to officers	1,845,257	1,457,539
Total current liabilities	5,563,736	4,345,912
Convertible, subordinated debentures, net of discounts	174,909	698,741
Loans payable to related party	3,000
Total liabilities	5,741,645	5,044,653

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 300,000 and zero issued
and outstanding, respectively	300	—
Common stock, $0.001 par value, 100,000,000 authorized, 80,026,434 and 65,476,313
issued and outstanding, respectively	80,026	65,476
Additional paid-in capital	21,816,918	21,082,749
Accumulated deficit	(27,145,199)	(25,876,205)
Total stockholders' deficit	(5,247,955)	(4,727,980)
Total liabilities and stockholders' deficit	$493,690	$316,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$4,869	$90,602	$42,816	$172,811
Cost of goods sold	8,900	53,776	48,027	100,029
Gross margin	(4,031)	36,826	(5,211)	72,782
Operating expenses
Compensation and benefits	159,947	351,607	401,681	749,420
Depreciation expense	2,195	3,337	4,392	6,675
General and administrative expenses	97,760	189,223	219,848	392,726
Professional and outside services	151,286	247,136	344,385	456,413
Selling and marketing expenses	5,242	62,002	33,003	180,644
Total operating expenses	416,430	853,305	1,003,309	1,785,878
Loss from operations	(420,461)	(816,479)	(1,008,520)	(1,713,096)
Other income (expense)
Gain on embedded conversion option liabilities	91,778	-	198,703	-
Interest expense	(293,724)	(80,636)	(459,177)	(685,119)
Total other expense	(201,946)	(80,636)	(260,474)	(685,119)
Loss before income taxes	(622,407)	(897,115)	(1,268,994)	(2,398,215)
Income taxes	-	-	-	-
Net loss	$(622,407)	$(897,115)	$(1,268,994)	$(2,398,215)

Loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding:
Basic and diluted	67,827,816	48,005,645	66,338,395	47,087,779

 The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(1,268,994)	$(2,398,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,392	6,675
Gain on conversion options, derivative liabilities	(198,703)	-
Non-cash interest expense related to discount on convertible debentures	359,402	617,081
Provision for doubtful accounts	(3,465)	82,197
Provision for excess and obsolete inventory	8,099
Common stock and common stock warrants issued in exchange for services	140,333	526,999
Common stock issued as employee compensation	40,000	136,250
Share based compensation expense related to employee stock option grants	8,990	-
Changes in operating assets and liabilities:
Accounts receivable	20,678	(6,392)
Inventory	30,601	57,333
Prepaid expenses and other current assets	(216,147)	(219,034)
Other assets	(9,800)	(500)
Bank overdraft	(11,042)	(19,157)
Accounts payable	(8,577)	117,329
Accrued expenses	6,889	234,114
Net cash used in operating activities	(1,097,344)	(865,320)
Cash flows from financing activities:
Net proceeds from loans payable to officers	587,719	569,652
Net proceeds from loans payable related party	3,000	-
Net proceeds from (repayments on) loans payable	-	(2,713)
Net proceeds from the issuance of convertible debentures	65,000	75,000
Net proceeds from loans payable	265,000	-
Net proceeds from the issuance of convertible, preferred stock	-	6,000
Net proceeds from the issuance of common stock	188,000	65,000
Net proceeds from the exercise of common stock warrants	-	152,920
Net cash provided by financing activities	1,108,719	865,859
Net change in cash and cash equivalents	11,375	539
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$11,375	$539

Supplemental disclosures:
Interest paid	$14,107	$78,095

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible debentures into common stock	$108,000	$-
Conversion of loans payable to officers into convertible debentures	$-	$524,950
Conversion of loans payable to officers into Series C preferred stock	$200,000	$-
Discounts on convertible debentures	$-	$63,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc. Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company. The Company recently began its rebranding efforts and currently produces, markets and sells a proprietary line of five carbonated blends of DNA Energy Drink®, Cellular Citrus, Cellular Citrus - Zero Sugar, Cryo Berry, Molecular Melon and Original DNA.

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

On May 29, 2013 Beverage Production and Inventory, LLC ("Beverage LLC") was formed to assist DNA in securing investors to fund inventory purchases of their new re-branded inventory.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Grass Roots and Beverage LLC, which is considered a variable interest  entity (“VIE”) since the Company is the primary beneficiary of Beverage LLC’s operations and exerts significant control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

2. Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3. Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

During the six month period ended June 30, 2013, the Company recorded a net loss of $1,268,994 and had negative cash flows of $1,097,344 from its operating activities. At June 30, 2013, the Company had a working capital deficit of $5,131,065 and a stockholders’ deficit of $5,247,955. The Company has relied, in large part, upon debt and equity financing to fund its operations. These matters collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

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

4. Inventory

The following table sets forth the composition of the Company’s inventory at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(unaudited)
Finished goods-beverages	$—	$38,700
Total inventory	$—	$38,700

5. Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(unaudited)
Accounts receivable	$8,396	$29,074
Less: Allowance for doubtful accounts	(6,262)	(9,727)
Accounts receivable, net	$2,134	$19,347

Bad debt expense (recovery) related to the Company’s trade accounts receivable for the six month periods ended June 30, 2013 and 2012 was $(3,465) and $82,197 respectively.

6. Prepaid Expenses and Other Assets

The following table sets forth the composition of the Company’s prepaid expenses and other assets at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(unaudited)
Short-term security deposit	$10,000	$22,000
Employee and other advances	109,310	88,420
Prepaid services	64,833	127,867
Prepaid deposit for production of new inventory	280,091	—
Total prepaid expenses and other assets	464,234	238,287
Less: Non-current portion	(45,072)	(35,272)
Prepaid expenses and other current assets	$419,162	$203,015

7. Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(unaudited)
Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	75,907	75,907
Accumulated depreciation	(87,806)	(83,414)
Total property and equipment, net	$15,947	$20,339

Depreciation expense for the six month periods ended June 30, 2013 and 2012 was $4,392 and $6,675 respectively.

8. Accrued Liabilities

The following table sets forth the composition of the Company’s accrued expenses at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(unaudited)
Salaries and bonuses	$1,203,638	$1,045,888
Interest expense on convertible debentures	125,908	85,927
Interest on notes payable	59,188
Professional services	34,074	34,074
Payroll taxes and penalties	351,617	601,647
Total accrued expenses	$1,774,425	$1,767,536

Salaries and bonuses represent amounts due to officers and employees. Due to the Company’s shortage of liquidity, its two principal executive officers have deferred cash payment of their salaries since 2008. As of June 30, 2013, the Company’s officers were owed approximately $945,000 as a result of their deferrals and its employees were owed $258,369 for amounts earned and accrued in the normal course of business.

As of June 30, 2013 and December 31, 2012, accrued payroll taxes represented the unpaid portion of employer and employee payroll taxes totaling $267,355 and $466,437 respectively. The Company has estimated potential penalties associated with these unpaid amounts to be $84,262 and $135,210 for each of these periods, respectively. The Company has engaged the services of a professional experienced in payroll tax matters to assist in developing a plan for repayment and future compliance deemed acceptable to the Internal Revenue Service. During the three months and six months ended June 30, 2013, the Company’s principals made payments of $45,556 and $170,556, respectively, against its payroll tax liabilities.

9. Convertible debentures, net of discounts

A summary of the issuances of all convertible notes outstanding for the period ended June 30, 2013 is follows:

Issue Date	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares

02/18/2011	12%	$500,000	02/18/2014	1.33
06/15/2011	12%	125,000	06/30/2014	1.20
07/18/2011	12%	25,000	07/31/2015	16.45	(1)
07/28/2011	12%	100,000	07/31/2015	16.45	(1)
08/03/2011	12%	100,000	07/31/2015	16.45	(1)
08/26/2011	12%	50,000	07/31/2015	16.45	(1)
02/01/2012	12%	75,000	01/31/2013	3.73
07/02/2012	12%	50,000	07/01/2013	16.67	(2)
07/02/2012	12%	19,468	07/01/2013	16.67	(2)
07/02/2012	12%	29,000	07/01/2013	16.67	(2)
07/02/2012	12%	17,000	07/01/2013	16.67	(2)
07/02/2012	12%	17,200	07/01/2013	16.67	(2)
07/20/2012	12%	50,000	07/19/2013	16.67	(2)
09/25/2012	6%	27,000	09/25/2013	20.41	(3)
11/01/2012	12%	80,000	11/01/2013	18.80	(4)
04/25/2012	12%	30,000	04/25/2013	3.33
Total		$1,294,668

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

In February and June 2012, the Company converted $524,950 of its loans payable to officers into convertible debentures. These debentures were offered by the Company’s officers to certain accredited investors and a majority portion of the proceeds therefrom were deposited with the Company. The debentures had no maturity date and bear no interest. Therefore these debentures were payable on demand and were originally classified as a current liability. The debentures were convertible at any time into 3,499,667 shares, or $0.15 per share of common stock. The Company determined that these terms created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $524,950, the ceiling of its intrinsic value. Due to the nature of the debentures, the full value of the beneficial conversion feature was immediately recorded as interest expense in the Company’s financial statements. In August 2012, these convertible debentures were converted into 3,499,666 shares of the Company’s common stock.

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

On August 7, 2012, the Company issued a convertible debenture in the amount of $50,000. The debenture does not bear interest. As an inducement, the Company agreed to issue the lender 20,000 shares of its common stock. The common shares were valued at their trading price on the date of the agreement and recorded as interest expense in the Company’s results of operations. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $50,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements. During the second quarter of 2013, the conversion terms of this note were modified and the note was converted into 1,500,000 shares of common stock.

On September 25, 2012, the Company issued a convertible debenture in the amount of $50,000. The debenture bears interest at 6% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock on the four previous trading days prior to and day of conversion, but not less than $0.0001. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $50,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements. During the second quarter of 2013, the lender converted $23,000 of principal into 919,403 shares of common stock in accordance with the conversion terms of the debenture.

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

During the second quarter of, 2013, the Company recorded $65,000 in gross proceeds from the issuance of three convertible debentures. The debentures bear interest at 12% per annum, which is payable in cash at the time of maturity. The debentures are convertible at any time prior to maturity into 216,667 shares of the Company’s common stock. As further inducement, the Company issued the lenders 216,667 common stock warrants exercisable at $1.50 per share. If unexercised, the warrants will expire on February 28, 2017. Using the Black-Scholes model, the warrants were valued at $69,455 and recorded as a discount up to the principal amount of the debentures. This discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements. As of June 30, 2013, two of the debentures totaling $35,000 in principal value were converted into 316,667 shares of common stock. Some of the original conversion terms were modified prior to the notes’ conversions. The remaining $30,000 debenture is in default, as its maturity date was April 25, 2013.

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the six month period ended June 30, 2013 and for the year ended December 31, 2012.

	June 30, 2013	December 31, 2012
	(unaudited)

Convertible debentures	$1,294,668	$1,337,668
Less: Loan discount	(416,832)	(714,674)
Add: Amortization of loan discount	273,624	297,842
Less: Current portion	(976,551)	(222,095)
Long term debentures, net	$174,909	$698,741

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the six month period ended June 30, 2013 and the year ended December 31, 2012.

	June 30, 2013	December 31, 2012
	(unaudited)

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.17%	0.15 – 0.62%
Expected volatility (3)	121.17 – 123.11%	140.7 – 230.60%
Expected life (in years) (4)	1.0	0.75 – 3.60
______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of three similar publicly traded companies.
(4)	The expected life represents the due date of the note.

10. Embedded Conversion on Option Liabilities

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of June 30, 2013 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	June 30, 2013
(Unaudited)

Expected dividend yield (1)	0%	0%
Risk-free interest rate (2)	0.16 – 0.71%	0.15 – 1.41%
Expected volatility (3)	153.3 – 280.1%	0.0 – 353.9%
Expected life (in years) (4)	1.00 – 4.00	0.00 – 3.10
__________________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended June 30, 2013 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or twenty four months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

The following reflects the initial fair value on the note inception date and changes in fair value through June 30, 2013:

Note inception date fair value allocated to debt discount	$243,623
Change in fair value – (gain)	(198,703)
Embedded conversion option derivative liability fair value on June 30, 2013	$44,920

11. Loans payable to officers

The composition of the Company’s loans payable to officers at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(unaudited)

Loans payable to officers	$1,845,257	$1,457,539

Since the inception of the Company, its principal executive officers have loaned the Company significant amounts of operating capital on an interest free basis and without formal repayment terms. On May 3, 2013 the Company issued 150,000 shares of its Series C Preferred Stock to each of its two officers in settlement of $100,000 owed by the Company to each officer, respectively, thereby reducing the Loans Payable to Officers by an aggregate of $200,000 during the three month period ended June 30, 2013.  See Note 14. Equity

12. Related Party Transactions and Balances

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

In the event the Company discontinued using RSS as a provider of these brokerage services, it would not have a material impact on the Company’s financial condition or operations. The maximum exposure to loss that exists as a result of the Company's involvement with RSS cannot be quantified as such exposure would include responsibility for the remainder of the leased office space and warehouse, unknown personnel costs and undeterminable promotional costs that have been the responsibility of RSS. There were no related party payables or receivables to RSS as of December 31, 2012 and June 30, 2013, respectively.

As of June 30, 2013 and December 31, 2012 the Company had a related party payable of $3,000 and $-0- respectively to an affiliated company owned by the Company’s directors.

On May 3, 2013, the Company issued 150,000 shares of its Series C Preferred Stock to each of its two officers in settlement of $100,000 owed by the Company to each officer, respectively, thereby reducing the Loans Payable to Officers by an aggregate of $200,000 during the three month period ended June 30, 2013.  See Note 14. Equity.

13. Loans payable

The composition of loans payable at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
	(unaudited)

Loans payable	$530,000	$—
Discounts	(242,917)	—
Loans payable current, net of discounts	$287,083	$—

In June 2013, the Company entered into a loan agreement with Beverage LLC and received gross proceeds of $265,000. In accordance with ACS 810-10-55, the Company considered its relationship with, and the terms of its interest in, Beverage LLC and determined that it was a VIE that should be consolidated into its financial statements. The Company’s involvement with Beverage LLC is that it serves as an entity to obtain inventory financing for DNA.

As of June 30, 2013 and December 2012 the amounts included in the consolidated liabilities, which are reported in loans payable total 287,083 and $0 respectively, relating to Beverage LLC. The loans payable bear interest at a rate of 6% per annum and are scheduled to be repaid in equal installments of 66.67% of the original principal on September 30, 2013, December 31, 2013 and March 31, 2014. The aggregate value of the repayment installments totals $530,000.

14. Equity

Preferred and Common Stock

The Company’s authorized capital stock consists of 100,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share which consists of Series A, Series B and Series C. Series A and Series B preferred stock were issued and later fully converted to common stock prior to July 6, 2010, when we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage and 100% of the common stock of DNA Beverage's wholly owned subsidiary Grass Roots Beverage Company, Inc. There will be no further issuances by the Company of this preferred stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

On May 3, 2013 the Company authorized the issuance of 300,000 shares of Series C Preferred Stock (“Series C”) and issued 150,000 shares of Series C to Darren Marks, an officer and director of the Company, in settlement of $100,000 owed by the Company to Mr. Marks; and  issued 150,000  shares of its Series C to Mel Leiner, an officer and director of the Company, in settlement of $100,000 owed by the Company to Mr. Leiner. Each Series C share entitles the holder to 300 votes on all matters submitted to a vote of the Company's shareholders.

At June 30, 2013 and December 31, 2012, common stock issued and outstanding totaled 80,026,434 and 65,476,313 respectively. At June 30, 2013 and December 31, 2012, there were 300,000 and -0- shares, respectively, of preferred stock issued and outstanding.

The approximate number of shares of common stock issued and their respective values for the three month period ended June 30, 2013 as follows:

	Shares Issued	Value of Issuances

Common stock issued in exchange for services	2,597,387	$140,333
Common stock issued as employee compensation	1,000,000	40,000
Conversion of convertible debentures into common stock	2,736,070	108,000
Common stock issued in connection with private offerings	8,216,664	188,000
Total	14,550,121	$476,333

Since 2007, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt. As of June 30, 2013, the Company had not physically issued stock certificates to 25 accredited investors from which it received cash proceeds or services from the private placement of 11,049,997 shares of its common stock.  As of August 14, 2013 all of these stock certificates had been issued.

Stock Options

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of June 30, 2013, a total of 326,076 non-qualified stock options had been issued.

	Number of Options	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)

Outstanding and exercisable on December 31, 2012	226,076	$1.49	1.75
Options Granted	100,000	0.25	4.75
Options Exercised	—	—	—
Outstanding and exercisable on June 30, 2013	326,076	$1.11	2.79

Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price. The aggregate intrinsic value of stock options outstanding and exercisable as of June 30, 2013, was $-0-. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the closing price of the Company’s common stock of $0.0218 on June 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

For the six month period ended June 30, 2013 the Company recorded $8,990 in stock compensation expense related to the issuance of stock options. All outstanding stock options are vested. Since the inception of the Company, no stock options have been exercised.

The following assumptions were utilized with the Black-Scholes option pricing model for the periods ended June 30, 2013 and 2012:

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

Stock Warrants

Common stock warrants immediately vest upon issuance and are exercisable for a period five years thereafter. The following table reflects the amount of common stock warrants outstanding and exercisable for the period ended June 30, 2013.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)

Balance, December 31, 2012	3,817,621	$1.39	2.14
Warrants issued	233,332	1.50	3.67
Warrants exercised	—	—	—
Warrants expired	(819,241)	1.51	—
Balance, June 30, 2013	3,231,712	$1.37	2.26	(1)
__________________
(1)	The remaining contractual life of the warrants outstanding as of June 30, 2013 ranges from 0.02 years to 4.51 years.

15. Income Taxes

As of June 30, 2013, the Company has available approximately $10,000,000 of operating loss carry-forwards before applying the provision of Internal Revenue Code (“IRC”) Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses will begin to expire in the year 2022. As of June 30, 2013 and December 31, 2012, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carry-forwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

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

16. Subsequent Events

On August 16, 2013 pursuant to Section 14C of the Exchange Act of 1934, as amended, the Company filed a preliminary information statement with the US Securities and Exchange Commission advising that the holders of a majority of the Company’s issued and outstanding shares of voting stock executed a written consent dated August 16, 2013 approving an amendment to the Company’s Articles of Incorporation, as amended which authorizes 100,000,000 Common Shares, $0.001 par value, and 10,000,000 Preferred Shares, $0.001 par value, to state that the Company is authorized to issue 400,000,000 shares of Common Stock, par value $0.001 per share (the “Common Stock”) and 10,000,000 shares of Preferred Stock (the “Preferred Stock”).

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

Company Overview and History

DNA Brands, Inc. (“we”,” “us,” “our” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc.  Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company. We recently began rebranding efforts and we currently produce, market and sell a proprietary line of five carbonated blends (three of which are new flavors) of DNA Energy Drink®, our award winning Cellular Citrus (formerly called Citrus flavor), Cellular Citrus - Zero Sugar (formerly called Sugar Free Citrus), Cryo Berry, Molecular Melon and Original DNA. Our Sugar Free Cranrazberry flavor has been discontinued.  We also intend to launch a line of the new energy coffee drinks containing omegas in late 2013 if we are able to secure sufficient capital to launch these products, of which there is no assurance. Until recently we also marketed and sold a line of beef jerky and meat sticks, but these products were discontinued in the fourth quarter of 2012.

Our current business commenced in May 2006 in the State of Florida under the name Grass Roots Beverage Company, Inc. Initial operations of Grass Roots included the development of energy drinks, sampling and other marketing efforts and initial distribution of its energy drinks in the State of Florida.  We began selling our energy drink in the State of Florida in 2007.

Presented below are our results of operations for the three and six month periods ended June 30, 2013 and 2012.

Results Of Operations

Comparison of Results of Operations for the three and six month periods ended June 30, 2013 and 2012

Revenue

Sales for the three month period ended June 30, 2013 were $4,869 compared to $90,602 during the three month period ended June 30, 2012. Sales for the six month period ended June 30, 2012 were $42,816 compared to $172,811 during the six month period ended June 30, 2012.  This decrease in revenue in both the three and six month periods is primarily attributable to our re-branding initiatives and decision not to produce existing product during the re-branding period.

During the past 18 months we have experienced a shortage of working capital which has prevented us from making a timely transition and inventory purchases in sufficient quantities of the better selling SKU's. Also, the lack of capital has limited our marketing, advertising and promotions which are critical revenue drivers in the energy drink industry. As of June 30, 2013 we had no inventory of our previous product line and will not re-order any inventory using the old brand identification.

In early July 2013 we began our rebranding efforts concurrent with the delivery of 50,000 cases, ten thousand of each of our new SKU’s. We require approximately $500,000 in additional capital to enable us to fully implement our revised business plan in which we intend to introduce three new coffee based flavors and to increase our marketing activity by using “can-in-hand” sampling at multiple locations which has been successful in the past, as well as using point of sale advertising materials.  We believe this increased marketing, combined with our increasing brand recognition, the awards we have received for the quality of our products, and the indications of interest in carrying our product by major distributors and retail chains will begin the process of generating revenue. There are no assurances this will occur and our ability to achieve increased revenue is directly dependent upon our success in raising additional capital. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts, manufacture new inventory or that these efforts will generate increased revenues. See “Liquidity and Capital Resources,” below.  In support of this contention on July 6, 2013 we began receiving our new products and have generated approximately $109,000 in sales therefrom as of the date of this report.

Gross margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing the gross margin by sales.

Gross margin for the three month period ended June 30, 2013 was $(4,031) compared $36,826 for the three month period ended June 30, 2012. Gross margin percentage for the three month period ended June 30, 2013 was (-82.8%) compared to 40.6% during the three month period ended June 30, 2012.

Gross margin for the six month period ended June 30, 2013 was $(5,211) compared $72,782 for the six month period ended June 30, 2012. Gross margin percentage for the three month period ended June 30, 2013 was (-12.2%) compared to 42.1% during the three month period ended June 30, 2012.

Due to the relatively low amount of revenue, a small number of transactions can impact our gross margin percentage either positively or negatively. We do not believe that the gross margin percentages for the three month periods ended June 30, 2013 and 2012 are necessarily indicative of future results if applied to larger sales volumes.   We anticipate that our gross margins on our new products will be in excess of 35% although there can be no assurances.

Compensation and benefits

Compensation and benefits for the three month period ended June 30, 2013 was $159,947 compared to $351,607 during the three month period ended June 30, 2012.

Compensation and benefits for the six month period ended June 30, 2013 was $401,681 compared to $749,920 during the six month period ended June 30, 2012.

The significant decrease in compensation and benefits during the three and six month periods ended June 30, 2013 compared to the corresponding periods in the prior year is primarily attributable to a large reduction in the number of our employees due to decreased sales volume and cash constraints. Our two executive officers have deferred cash payment of their salaries since 2008. For three month period ended June 30, 2013 and 2012, we recorded $62,500 in compensation expense related to these deferrals. At June 30, 2013, the aggregate value of these salary deferrals totaled approximately $945,000 and was included in accrued liabilities on our consolidated balance sheet as of June 30, 2013.

General and administrative

General and administrative expenses for the three month period ended June 30, 2013 were $97,760 compared to $189,223 during the three month period ended June 30, 2012.

General and administrative expenses for the six month period ended June 30, 2013 were $219,848 compared to $392,726 during the six month period ended June 30, 2012.

General and administrative expenses are primarily comprised of rent, utilities, insurance, travel and entertainment, and other expenses. The decrease in general and administrative expenses for both the three and six month periods ended June 30, 2013 as compared to the same period in the prior year  is due to reduced spending for travel and other administrative activities consistent with our reduced revenue levels and number of employees.

Professional and outside services

Professional and outside services for the three month period ended June 30, 2013 were $151,286 compared to $247,136 during the three month period ended June 30, 2012.

Professional and outside services for the six month period ended June 30, 2013 were $344,385 compared to $456,413 during the six month period ended June 30, 2012.

Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services. The decrease in professional and outside services for both the three and six month periods ended June 30, 2013 as compared to the same period in the prior year  is due to reduced company activity due to revenue decreases and capital constraints.  The company is attempting to further reduce these expenses; however, certain fixed expenses must be incurred to maintain our viability as a reporting company.

Selling and marketing expenses

Selling and marketing expenses for the three month period ended June 30, 2012 were $5,242 compared to $62,002 during the three month period ended June 30, 2012.

Selling and marketing expenses for the six month period ended June 30, 2012 were $33,003 compared to $180,644 during the six month period ended June 30, 2012.

The decrease in selling and marketing expenses for both the three and six month periods ended June 30, 2013 compared to the same periods in the prior year period is directly attributable to the lack of working capital, reduced inventory levels of our old SKU’s and our rebranding efforts that we couldn’t initiate until we received our first production run of our new SKU’s. With proper funding, we intend to continue to increase the number of our distribution chains; allowing us to utilize a greater number of vehicles to expand our sales territories. Furthermore, we continue to monitor our sponsorship opportunities with higher profile athletes in an effort to establish a larger national presence. There can be no assurances that these opportunities will materialize or that any such expenditures will enable us to increase revenue.

Interest expense

Interest expense for the three month period ended June 30, 2013 was $293,724 compared to $80,636 for the three month period ended June 30, 2012. Interest expense for the six month period ended June 30, 2013 was $459,177 compared to $684,119 for the six month period ended June 30, 2012.

Interest expense for the three months ended June 30, 2013 was significantly higher than 2012 due to the amortization on the loan discount related to our financing of inventory purchases for our rebranded product. Our interest expense for the six months ended June 30, 2012 was materially higher than 2012 as a result of our issuance during 2012 of an aggregate principal value of $599,950 in convertible debentures. These debentures and loans were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that is being amortized over their terms. During the six month months ended June 30, 2012, we recorded $568,226 in non-cash interest expense relative the loan discounts on these notes.

Net loss

We incurred a net loss of $622,407 for the three month period ended June 30, 2013 or $(0.01) per basic and fully diluted share compared to $897,115 or ($0.02) per basic and fully diluted share for the three month period ended June 30, 2012.

We incurred a net loss for the six month period ended June 30, 2013 of $1,268,994 or ($0.02) per basic and fully diluted share compared to a net loss of $2,398,215 or $(0.05) per basic and fully diluted share.

The reduction in our operating loss in 2013 is attributable a material reduction in expenses partially offset by a reduction in gross margin on sales. Since our inception, we have generated material operating losses.

We calculate weighted average shares outstanding based upon the physical issuance records of our stock transfer agent. As of June 30, 2013, we had not  physically issued stock certificates to 25 accredited investors from which we received cash proceeds and services from the private placement of 11,049,997 shares of our common stock. As a result, our weighted average shares outstanding calculations may vary slightly from the calculation that would result from the immediate issuance of shares. The weighted average number of basic and fully diluted shares outstanding for the three and six month periods ended June 30, 2013 were 67,827,816 and 66,338,395 shares, respectively; compared to 48,005,645 and 47,087,779, respectively for the three and six month periods ended June 30, 2012. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

 At June 30, 2013, we had $11,375 in cash and cash equivalents.

During the six month period ended June 30, 2013, we recorded a net loss of $1,268,994 and had negative cash flows of $1,097,344 from our operating activities. At June 30, 2013, we had a working capital deficit of $5,131,065 and a stockholders’ deficit of $5,247,955. We have relied, in large part, upon debt and equity financing, and financing from our officers to fund our operations. These matters collectively raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations for the six month period ended June 30, 2013 was $1,097,344 compared to $865,320 during the six month period ended June 30, 2012. The increase in net cash used in operating activities is primarily attributable to the changes in operating assets and liabilities expenses over the prior year period.

No net cash was provided by or used in investing activities for either of the six month periods ended June 30, 2013 and June 30, 2012, respectively.

Net cash provided by financing activities for the six month period ended June 30, 2013 was $1,108,719 compared to $865,859 during the six month period ended June 30, 2012. The activity in both periods was substantially the same with the majority of the financing being provided by officer loans supplemented by proceeds of sales of convertible notes, common stock and common stock warrants.

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

During 2013 our officers have funded our operations by providing approximately $588,000 in loan proceeds. Additionally we have received approximately $188,000 from the issuance of in common stock, $65,000 from convertible debenture and approximately $265,000 in loan proceeds we received to fund the first production run of our rebranded inventory in early July 2013.

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

Until we are successful in obtaining additional equity capital we will likely continue to rely upon related-party debt, issuance of additional debentures to our shareholders or equity financing in order to ensure the continuing existence of our business. We were indebted to our management in the amounts of $2,790,527 at June 30, 2013. Additionally we are working on generating new sales from additional retail outlets and distribution centers and allocating sufficient resources to continue with advertising and marketing efforts. There can be no assurances that these efforts will be successful. If these efforts are not successful, it will have a material adverse impact on our ability to continue operations.

Trends

Our emphasis over the next 12 months will continue with our rebranding and to increase revenues. As stated throughout this report, our efforts to accomplish these objectives are directly linked to our ability to raise additional capital. We have been actively involved in discussions with potential investors to provide us with this additional equity funding. Assuming receipt of funding we intend to complete the build out of Florida to achieve a minimum 60% market penetration. We also plan to expand operations into NY, ME, ND, SD, MN, NE, IA, IL, WI, IL, MO, KY, TN, GA, LA, AL, and TX. Florida, New York and Texas represent three of the four top convenience store outlets in the USA.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended June 30, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer to allow for timely decisions regarding required disclosure.

As of June 30, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of this period covered by this Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our controls over financial reporting that occurred during the three month period ended June 30, 2013 that have materially affected or are reasonably likely to materially affect, our controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2013, the Company sold 3,300,000 shares of its common stock pursuant to a private placement offering, and received $40,500 in gross proceeds. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

We have utilized the proceeds derived from the above described issuances for advertising, sales and marketing activities and working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

None.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 19, 2013.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks,
Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner,
Principal Financial Officer and
Principal Accounting Officer