Form 10-Q
period 2013-09-30
DNA BRANDS INC
filed 2013-11-19
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2013

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of November 19, 2013 was 105,065,568 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐ No  ☑

 PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DNA BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS

Current assets
Cash	$—	$—
Accounts receivable, net	97,910	19,347
Inventory, net	193,164	38,700
Prepaid expenses and other current assets	268,897	203,015
Total current assets	559,971	261,062
Property and equipment, net	13,874	20,339
Other assets	55,122	35,272
Total assets	$628,967	$316,673

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Bank overdrafts	$13,100	$11,042
Accounts payable	605,285	644,077
Accrued liabilities	1,974,933	1,767,536
Loans payable, net of discounts	353,333	—
Current portion of convertible debentures, net of discounts	1,041,315	222,095
Conversion option derivative liability	128,488	243,623
Loans payable to officers	1,915,768	1,457,539
Total current liabilities	6,032,222	4,345,912
Convertible, subordinated debentures, net of discounts	—	698,741
Loans payable to related party	22,150	—
Total liabilities	6,054,372	5,044,653

Commitments and contingencies	—	—

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 300,000 and zero issued and outstanding, respectively	300	—
Common stock, $0.001 par value, 400,000,000 and 100,000,000 authorized, 95,879,322 and 65,476,313 issued and outstanding, respectively	95,880	65,476
Additional paid-in capital	22,265,232	21,082,749
Accumulated deficit	(27,786,817)	(25,876,205)
Total stockholders' deficit	(5,425,405)	(4,727,980)
Total liabilities and stockholders' deficit	$628,967	$316,673

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales, net	$184,481	$28,142	$227,298	$200,953
Cost of goods sold	95,237	18,239	143,264	118,269
Gross margin	89,244	9,903	84,034	82,684
Operating expenses
Compensation and benefits	275,636	302,203	677,316	1,051,624
Depreciation expense	2,073	2,368	6,465	9,044
General and administrative expenses	67,616	164,709	287,464	557,434
Professional and outside services	168,311	174,164	512,697	630,577
Selling and marketing expenses	24,747	(72,583)	57,751	108,061
Total operating expenses	538,383	570,861	1,541,693	2,356,740
Loss from operations	(449,139)	(560,958)	(1,457,659)	(2,274,056)
Other income (expense)
Gain (loss) on embedded conversion option liabilities	(33,568)	92,122	165,135	92,122
Interest expense	(158,911)	(116,909)	(618,088)	(802,028)
Total other expense	(192,479)	(24,787)	(452,953)	(709,906)
Loss before income taxes	(641,618)	(585,745)	(1,910,612)	(2,983,962)
Income taxes	—	—	—	—
Net loss	$(641,618)	$(585,745)	$(1,910,612)	$(2,983,962)

Loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding:
Basic and diluted	84,457,552	50,392,491	72,444,485	48,197,391

 The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(1,910,612)	$(2,983,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,465	9,044
Gain on embedded conversion option liabilities	(165,135)	(92,122)
Non-cash interest expense related to discount on convertible debentures	463,426	707,231
Provision for doubtful accounts	(3,303)	36,474
Provision for excess and obsolete inventory	8,099	—
Common stock and common stock warrants issued in exchange for services	389,113	706,628
Common stock issued as employee compensation	56,000	310,000
Share based compensation expense related to employee stock option grants	8,990	—
Changes in operating assets and liabilities:
Accounts receivable	(75,260)	35,999
Inventory	(162,563)	88,893
Prepaid expenses and other current assets	(65,882)	(258,998)
Other assets	(19,850)	(2,073)
Bank overdraft	2,058	(18,304)
Accounts payable	(38,792)	(134,032)
Accrued liabilities	223,316	239,985
Net cash used in operating activities	(1,283,930)	(1,355,237)
Cash flows from financing activities:
Proceeds from (payments on) loans payable	265,000	(3,178)
Proceeds from loans payable to officers	658,230	636,203
Proceeds from loans payable to related parties	22,150	—
Proceeds from the issuance of convertible debentures	121,750	357,668
Proceeds from the issuance of convertible preferred stock	—	6,000
Proceeds from the issuance of common stock	216,800	205,624
Proceeds from the exercise of common stock warrants	—	152,920
Net cash provided by financing activities	1,283,930	1,355,237
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—

Supplemental disclosures:
Interest paid	$14,948	$94,354

Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible debentures into common stock	$278,588	$524,950
Conversion of loans payable to officers into convertible debentures	$—	$524,950
Accreted interest on loans from a variable interest entity	$88,333	$—
Discounts on convertible debentures	$343,696	$324,443

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

Effective July 6, 2010, we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots in exchange for the issuance of 31,250,000 shares of our common stock. The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance. As a result of this transaction we also changed our name to “DNA Brands, Inc.”.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary Grass Roots, and Beverage LLC, which is considered a variable interest  entity (“VIE”) since the Company is the primary beneficiary of Beverage LLC’s operations and exerts significant control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

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

During the nine month period ended September 30, 2013, the Company recorded a net loss of $1,910,612 and had negative cash flows of $1,283,930 from its operating activities. At September 30, 2013, the Company had a working capital deficit of $5,472,251 and a stockholders’ deficit of $5,425,405. The Company has relied, in large part, upon debt and equity financing to fund its operations. These matters collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

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

4. Accounts Receivable

The following table sets forth the composition of the Company’s accounts receivable at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(unaudited)
Accounts receivable	$104,334	$29,074
Allowance for doubtful accounts	(6,424)	(9,727)
Accounts receivable, net	$97,910	$19,347

Bad debt expense (recovery) related to the Company’s trade accounts receivable for the nine month periods ended September 30, 2013 and 2012 was a recovery of $(3,301) and an expense of $36,474, respectively.

5. Inventory

The following table sets forth the composition of the Company’s inventory at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(unaudited)
Finished goods-beverages	$193,164	$38,700
Total inventory	$193,164	$38,700

During the nine months ended September 30, 2013, the Company recorded a charge of $8,099 to cost of goods sold to write-off finished goods inventory deemed to be stale or obsolete.

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

6. Prepaid Expenses and Other Assets

The following table sets forth the composition of the Company’s prepaid expenses and other assets at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(unaudited)
Short-term security deposit	$10,000	$22,000
Employee and other advances	182,000	88,420
Prepaid services	132,019	127,867
Total prepaid expenses and other assets	324,019	238,287
Non-current portion	(55,122)	(35,272)
Prepaid expenses and other current assets	$268,897	$203,015

7. Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(unaudited)
Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	75,907	75,907
Accumulated depreciation	(89,879)	(83,414)
Total property and equipment, net	$13,874	$20,339

Depreciation expense for the nine month periods ended September 30, 2013 and 2012 was $6,465 and $9,044 respectively.

8. Accrued Liabilities

The following table sets forth the composition of the Company’s accrued expenses at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(unaudited)
Salaries and bonuses	$1,366,377	$1,045,888
Interest expense on convertible debentures	223,221	85,927
Professional services	34,074	34,074
Payroll taxes and penalties	351,261	601,647
Total accrued expenses	$1,974,933	$1,767,536

Salaries and bonuses represent amounts due to officers and employees. Due to the Company’s shortage of liquidity, its two principal executive officers have deferred cash payment of their salaries since 2008. As of September 30, 2013 and December 31, 2012 the Company's officers were owed $1,007,500 and $820,000, respectively, as a result of salary deferrals; and its employees were owed $358,877 and $225,888, respectively for amounts earned and accrued in the normal course of business.

As of September 30, 2013 and December 31, 2012, accrued payroll taxes represented the unpaid portion of employer and employee payroll taxes totaling $216,051 and $466,437 respectively. The Company has estimated potential penalties associated with these unpaid amounts to be $135,210 for each of these periods, respectively. The Company has engaged the services of a professional experienced in payroll tax matters to assist in developing a plan for repayment and future compliance deemed acceptable to the Internal Revenue Service. During the three months and nine months ended September 30, 2013, the Company’s principals made payments of $ -0- and $170,556 respectively, against its payroll tax liabilities.

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

9. Convertible debentures, net of discounts

A summary of the issuances of all convertible notes outstanding for the period ended September 30, 2013 is follows:

Issue Date	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares

02/18/2011	12%	$500,000	02/18/2014	1.33
06/15/2011	12%	125,000	06/30/2014	1.20
07/18/2011	12%	25,000	07/31/2015	35.71	(1)
07/28/2011	12%	100,000	07/31/2015	35.71	(1)
08/03/2011	12%	100,000	07/31/2015	35.71	(1)
08/26/2011	12%	50,000	07/31/2015	35.71	(1)
02/01/2012	12%	75,000	01/31/2013	3.73
07/02/2012	12%	50,000	07/01/2013	33.33	(2)
09/25/2012	6%	5,000	09/25/2013	47.62	(3)
11/01/2012	12%	80,000	11/01/2013	54.95	(4)
04/25/2012	12%	30,000	04/25/2013	3.33
09/17/2013	6%	56,750	09/17/2014	33.33	(3)
Total		$1,196,750

(1)
The Company has determined the conversion ratio as of September 30, 2013. These debentures are convertible at a conversion price equal to 80% of the average share price of the Company’s common stock for the ten (10) previous trading days prior to conversion. As a result, the conversion ratio may fluctuate from period to period.

(2)
The Company has determined the conversion ratio as of September 30, 2013. These debentures are convertible at a conversion price equal to the lesser of 75% of the average share price of the Company’s common stock for the five (5) previous trading days prior to conversion or a base conversion price equivalent to the lowest issued price per share. As a result, the conversion ratio may fluctuate from period to period.

(3)
The Company has determined the conversion ratio as of September 30, 2013. These debentures are convertible at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock on the four previous trading days prior to and day of conversion, but not less than $0.0001. As a result, the conversion ratio may fluctuate from period to period.

(4)
The Company has determined the conversion ratio as of September 30, 2013. These debentures are convertible at a conversion price equal to 70% of the average closing bid price of the Company’s common stock on the 30 previous trading days prior to the day of conversion. As a result, the conversion ratio may fluctuate from period to period.

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

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

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

During the second quarter of 2013, the Company recorded $65,000 in gross proceeds from the issuance of three convertible debentures. The debentures bear interest at 12% per annum, which is payable in cash at the time of maturity. The debentures are convertible at any time prior to maturity into 216,667 shares of the Company’s common stock. As further inducement, the Company issued the lenders 216,667 common stock warrants exercisable at $1.50 per share. If unexercised, the warrants will expire on February 28, 2017. Using the Black-Scholes model, the warrants were valued at $69,455 and recorded as a discount up to the principal amount of the debentures. This discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements. As of September 30, 2013, two of the debentures totaling $35,000 in principal value were converted into 316,667 shares of common stock. Some of the original conversion terms were modified prior to the notes’ conversions. The remaining $30,000 debenture is in default, as its maturity date was April 25, 2013.

On September 17, 2013, the Company issued a convertible debenture in the amount of $50,000. The debenture bears interest at 6% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock on the four previous trading days prior to and day of conversion, but not less than $0.0001. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $50,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

	September 30, 2013	December 31, 2012
	(unaudited)

Convertible debentures	$1,196,750	$1,337,668
Loan discount	(650,602)	(714,674)
Amortization of loan discount	495,167	297,842
Current portion	(1,041,315)	(222,095)
Long term debentures, net	$—	$698,741

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the nine month period ended September 30, 2013 and the year ended December 31, 2012.

	September 30, 2013	December 31, 2012
	(unaudited)

Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	0.12%	0.15 – 0.62%
Expected volatility (3)	253.14%	140.7 – 230.60%
Expected life (in years) (4)	1.0	0.75 – 3.60
______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended September 30, 2013 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or thirty-five and one-half months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

10. Embedded Conversion on Option Liabilities

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of September 30, 2013 using the Black-Scholes option pricing model, using the share prices of the Company’s stock on the dates of valuation, and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	Note Inception Date	September 30, 2013
(Unaudited)

Expected dividend yield (1)	0%	0%
Risk-free interest rate (2)	0.16 – 0.71%	0.09 – 1.39%
Expected volatility (3)	153.3 – 280.1%	123.5 – 384.8%
Expected life (in years) (4)	1.00 – 4.00	0.08 – 4.25
__________________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended September 30, 2013 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or thirty-five and one-half months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

The following reflects the initial fair value on the note inception date and changes in fair value through September 30, 2013:

Note inception date fair value allocated to debt discount	$296,769
Change in fair value – (gain)	(168,281)
Embedded conversion option derivative liability fair value on September 30, 2013	$128,488

11. Loans payable to officers

The composition of the Company’s loans payable to officers at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(unaudited)

Loans payable to officers	$1,915,768	$1,457,539

Since the inception of the Company, its principal executive officers have loaned the Company significant amounts of operating capital on an interest free basis and without formal repayment terms. On May 3, 2013 the Company issued 150,000 shares of its Series C Preferred Stock to each of its two officers in settlement of $100,000 owed by the Company to each officer, respectively, thereby reducing the Loans Payable to Officers by an aggregate of $200,000 during the three month period ended September 30, 2013.  See Note 14. Equity

12. Related Party Transactions and Balances

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

In the event the Company discontinued using RSS as a provider of these brokerage services, it would not have a material impact on the Company’s financial condition or operations. The maximum exposure to loss that exists as a result of the Company's involvement with RSS cannot be quantified as such exposure would include responsibility for the remainder of the leased office space and warehouse, unknown personnel costs and undeterminable promotional costs that have been the responsibility of RSS. There were no related party payables or receivables to RSS as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013 and December 31, 2012 the Company had a related party payable of $22,150 and $-0- respectively to an affiliated company owned by the Company’s directors.

13. Loans payable

The composition of loans payable at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
	(unaudited)

Loans payable	$530,000	$—
Discounts	(176,667)	—
Loans payable current, net of discounts	$353,333	$—

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

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

As of September 30, 2013 and December 2012 the amounts included in the consolidated liabilities, which are reported in loans payable total $353,333 and $-0- respectively, relating to Beverage LLC. The loans payable bear interest at a rate of 6% per annum and are scheduled to be repaid in equal installments of 66.67% of the original principal on September 30, 2013, December 31, 2013 and March 31, 2014. The aggregate value of the repayment installments totals $530,000.

14. Equity

Preferred and Common Stock

The Company’s authorized capital stock consists of 400,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares of preferred stock, $0.001 par value per share which consists of Series A, Series B and Series C. Series A and Series B preferred stock were issued and later fully converted to common stock prior to July 6, 2010, when we executed agreements to acquire all of the remaining assets, liabilities and contract rights of DNA Beverage and 100% of the common stock of DNA Beverage's wholly owned subsidiary Grass Roots Beverage Company, Inc. There will be no further issuances by the Company of this preferred stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

On September 6, 2013, the Company amended its Articles of Incorporation  which authorizes 100,000,000 Common Shares, $0.001 par value, and 10,000,000 Preferred Shares, $0.001 par value, to state that the Company is authorized to issue 400,000,000 shares of common stock, par value $0.001 per share and further authorized the Board of Directors of the Corporation to divide and establish any or all of the shares of Preferred Stock into one or more series and, without limiting the generality of the foregoing, to fix and determine the designation of each such share, and its preferences, conversion rights, cumulative, relative, participating, optional, or other rights, including voting rights, qualifications, limitations, or restrictions.

At September 30, 2013 and December 31, 2012, common stock issued and outstanding totaled 95,879,322 and 65,476,313, respectively. At September 30, 2013 and December 31, 2012, there were 300,000 and -0- shares, respectively, of preferred stock issued and outstanding.

The approximate number of shares of common stock issued and their respective values for the nine month period ended September 30, 2013 as follows:

	Shares Issued	Value of Issuances

Common stock issued in exchange for services	11,494,815	$389,113
Common stock issued as employee compensation	1,800,000	56,000
Conversion of convertible debentures into common stock	7,931,530	278,588
Common stock issued in connection with private offerings	9,176,664	216,800
Total	30,403,009	$940,501

In recent periods and historically the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt.

Stock Options

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of September 30, 2013, a total of 326,076 non-qualified stock options had been issued.

	Number of Options	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)

Outstanding and exercisable on December 31, 2012	226,076	$1.49	1.78
Options Granted	100,000	0.25	4.26
Options Exercised	—	—	—
Outstanding and exercisable on September 30, 2013	326,076	$1.11	2.54

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price. The aggregate intrinsic value of stock options outstanding and exercisable as of September 30, 2013, was $-0-. The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the closing price of the Company’s common stock of $0.028 on September 30, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

For the nine month period ended September 30, 2013 the Company recorded $8,990 in stock compensation expense related to the issuance of stock options. All outstanding stock options are vested. Since the inception of the Company, no stock options have been exercised.

The following assumptions were utilized with the Black-Scholes option pricing model for the periods ended September 30, 2013 and 2012:

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
(3)
The volatility is based upon the historical volatility of the Company’s stock price ranging from the each of the balance sheet dates presented to the Company’s reverse capitalization transaction dated October 15, 2010.

(4)	The expected life represents the due date of the options.

Stock Warrants

Common stock warrants immediately vest upon issuance and are exercisable for a period five years thereafter. The following table reflects the amount of common stock warrants outstanding and exercisable for the period ended September 30, 2013.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)

Balance, December 31, 2012	3,817,621	$1.39	2.14
Warrants issued	233,332	1.50	3.67
Warrants exercised	—	—	—
Warrants expired	(1,258,143)	1.51	—
Balance, September 30, 2013	2,792,810	$1.35	2.35	(1)
__________________
(1)	The remaining contractual life of the warrants outstanding as of September 30, 2013 ranges from 0.02 years to 4.25 years.

DNA Brands, Inc.
Notes to Condensed Consolidated Financial Statements

15. Income Taxes

As of September 30, 2013, the Company has available $10,242,070 of operating loss carry-forwards before applying the provision of Internal Revenue Code (“IRC”) Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses will begin to expire in the year 2022. As of September 30, 2013 and December 31, 2012, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carry-forwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

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

16.   Subsequent Events

 In a series of transactions on October 21, 2013 the Company’s Directors and Officers, Darren Marks and Melvin Leiner each agreed to forgive $472,000 in accrued salaries for an aggregate total of $944,000.  Additionally these Directors agreed to convert an aggregate of $1,800,000 of officer loans into 1,800,000 shares of Series D Convertible Preferred Stock (“Series D”). Each share of Series D Convertible Preferred is convertible into 68.02721 shares of the Company’s common stock. If all of the 1,800,000 Series D was converted it would result in the issuance of 122,448,780 shares. No conversions have occurred as of the date of this Report.  The impact of these transaction is to reduce the Company’s liabilities on its balance sheet by $2,744,000 and decrease stockholders deficit by an equal amount.

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

Company Overview and History

DNA Brands, Inc. (“we”,” “us,” “our” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc.  Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company. We recently began rebranding efforts and we currently produce, market and sell a proprietary line of five carbonated blends (three of which are new flavors) of DNA Energy Drink®, our award winning Cellular Citrus (formerly called Citrus flavor), Cellular Citrus - Zero Sugar (formerly called Sugar Free Citrus), Cryo Berry, Molecular Melon and Original DNA. Our Sugar Free Cranrazberry flavor has been discontinued.  We also intend to launch a line of the new energy coffee drinks containing omegas in late 2013 if we are able to secure sufficient capital to launch these products, of which there is no assurance. We also used to market and sell a line of beef jerky and meat sticks, but these products were discontinued in the fourth quarter of 2012.

Our current business commenced in May 2006 in the State of Florida under the name Grass Roots Beverage Company, Inc. Initial operations of Grass Roots included the development of energy drinks, sampling and other marketing efforts and initial distribution of its energy drinks in the State of Florida.  We began selling our energy drink in the State of Florida in 2007.

Our principal place of business is located at 544 NW 77th Street Boca Raton, Florida, 33487.  Our phone number is (954) 970-3826 and our website address is www.dnabrands.com.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Presented below are our results of operations for the three and nine month periods ended September 30, 2013 and 2012.

Results Of Operations

Comparison of Results of Operations for the three and nine month periods ended September 30, 2013 and 2012

Revenue

Sales for the three month period ended September 30, 2013 were $184,481, compared to $28,142 during the three month period ended September 30, 2012. Sales for the nine month period ended September 30, 2013 were $227,298, compared to $200,953 during the nine month period ended September 30, 2012.  We believe this increase in revenue in both the three and nine month periods in 2013 is primarily attributable to our 2013 re-branding initiatives and our decision not to produce existing product during the re-branding period.  In early July 2013, we began our rebranding efforts concurrent with the delivery of 50,000 cases, each consisting of ten thousand of our new SKU’s.

Despite this increase in revenue, during the past 18 months we have experienced a shortage of available capital which has prevented us from making inventory purchases in sufficient quantities of the better selling SKU's. Based upon our conversations with our retail customers we believe that they are interested in purchasing larger quantities of our products and putting it on their shelves but until we can raise additional capital we are not able to meet this demand.  Also, the lack of capital has limited our marketing, advertising and promotions which are critical revenue drivers in the energy drink industry.

Gross margin

We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing the gross margin by sales.

Gross margin for the three month period ended September 30, 2013 was $89,244 compared to $9,903 for the three month period ended September 30, 2012. Gross margin percentage for the three month period ended September 30, 2013 was 48.4% compared to 35.2% during the three month period ended September 30, 2012.

Gross margin for the nine month period ended September 30, 2013 was $84,034 compared to $82,684 for the nine month period ended September 30, 2012. Gross margin percentage for the nine month period ended September 30, 2013 was 37.0% compared to 41.2% during the nine month period ended September 30, 2012.

Due to the relatively low amount of revenue, a small number of transactions can impact our gross margin percentage either positively or negatively. We do not believe that the gross margin percentages for the three month periods ended September 30, 2013  are necessarily indicative of future results if applied to larger sales volumes however we anticipate that our gross margins on our new products will be in excess of 35%, although there can be no assurances.

Compensation and benefits

Compensation and benefits for the three month period ended September 30, 2013 was $275,636 compared to $302,203 during the three month period ended September 30, 2012.

Compensation and benefits for the nine month period ended September 30, 2013 was $677,316 compared to $1,051,624 during the nine month period ended September 30, 2012.

The significant decrease in compensation and benefits during the three and nine month periods ended September 30, 2013 compared to the corresponding periods in the prior year is primarily attributable to a large reduction in the number of our employees due to decreased sales volume and cash constraints.

Our two executive officers have deferred cash payment of their salaries since 2008. For three month period ended September 30, 2013 and 2012, we recorded $62,500 in compensation expense related to these deferrals. At September 30, 2013, the aggregate value of these salary deferrals totaled $1,007,500 and was included in accrued liabilities on our consolidated balance sheet as of September 30, 2013.  See “Subsequent Event,” below.

General and administrative

General and administrative expenses for the three month period ended September 30, 2013 were $67,616, compared to $164,709 during the three month period ended September 30, 2012.

General and administrative expenses for the nine month period ended September 30, 2013 were $287,464, compared to $557,434 during the nine month period ended September 30, 2012.

General and administrative expenses are primarily comprised of rent, utilities, insurance, travel and entertainment, and other expenses. The decrease in general and administrative expenses for both the three and nine month periods ended September 30, 2013, as compared to the same period in the prior year  is due to reduced spending for travel and other administrative activities consistent with our reduced revenue levels and number of employees.

Professional and outside services

Professional and outside services for the three month period ended September 30, 2013 were $168,311 compared to $174,164 during the three month period ended September 30, 2012.

Professional and outside services for the nine month period ended September 30, 2013 were $512,697 compared to $630,577 during the nine month period ended September 30, 2012.

Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services. The decrease in professional and outside services for both the three and nine month periods ended September 30, 2013 as compared to the same period in the prior year  is due to our reduced activity due to revenue decreases and capital constraints.  We are attempting to further reduce these expenses; however, certain fixed expenses must be incurred to maintain our viability as a reporting company.

Selling and marketing expenses

Selling and marketing expenses for the three month period ended September 30, 2013 were $24,747 compared to $(72,583) during the three month period ended September 30, 2012.

Selling and marketing expenses for the nine month period ended September 30, 2013 were $57,751 compared to $108,061 during the nine month period ended September 30, 2012.

The increase in selling and marketing expense for the three months ended September 30, 2013 compared to the same three months ended September 30, 2013 is primarily attributable to a net credit in our selling and marketing expenses for the three months ended September 30, 2012 as a result of the cancellation and credit of promotional services invoiced and expensed in prior periods in 2012.

The decrease in selling and marketing expenses for both the three and nine month periods ended September 30, 2013, compared to the same periods in the prior year period is directly attributable to the lack of working capital, reduced inventory levels of our old SKU’s and our rebranding efforts that we couldn’t initiate until we received our first production run of our new SKU’s. With proper funding we intend to continue to increase the number of our distribution chains, allowing us to utilize a greater number of vehicles to expand our sales territories. Furthermore, we continue to monitor our sponsorship opportunities with higher profile athletes in an effort to establish a larger national presence. There can be no assurances that these opportunities will materialize or that any such expenditures will enable us to increase revenue or obtain profitability.

Interest expense

Interest expense for the three month period ended September 30, 2013 was $158,911 compared to $116,909 for the three month period ended September 30, 2012. Interest expense for the nine month period ended September 30, 2013 was $618,088 compared to $802,028 for the nine month period ended September 30, 2012.

Interest expense for the three months ended September 30, 2013 was significantly higher than 2012 due to the amortization on the loan discount related to our financing of inventory purchases for our rebranded product. Our interest expense for the nine months ended September 30, 2012 was materially higher than 2013 as a result of our issuance during 2012 of an aggregate principal value of $387,688 in convertible debentures. These debentures and loans were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that is being amortized over their terms. During the nine months ended September 30, 2012, we recorded $463,426 in non-cash interest expense relative to the loan discounts on these notes.

Net loss

We incurred a net loss of $641,618 for the three month period ended September 30, 2013 or $(0.01) per basic and fully diluted share compared to $585,745 or ($0.01) per basic and fully diluted share for the three month period ended September 30, 2012.

We incurred a net loss for the nine month period ended September 30, 2013 of $1,910,612 or ($0.03) per basic and fully diluted share compared to a net loss of $2,983,962 or $(0.06) per basic and fully diluted share.

The reduction in our operating loss in 2013 is attributable to a material reduction in operating expense and interest expense. Since our inception, we have generated material operating losses.  We do not believe we can significantly reduce operating expenses below current levels.

We calculate weighted average shares outstanding based upon the physical issuance records of our stock transfer agent. As a result, our weighted average shares outstanding calculations may vary slightly from the calculation that would result from the immediate issuance of shares. The weighted average number of basic and fully diluted shares outstanding for the three month periods ended September 30, 2013 and 2012 were 84,457,552 and 50,392,491 shares, respectively; compared to 72,444,485 and 48,197,391 respectively for the nine month periods ended September 30, 2013 and 2012. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

Liquidity and Capital Resources

At September 30, 2013, we had a cash overdraft of $13,100.

During the nine month period ended September 30, 2013, we recorded a net loss of $1,910,612 and had negative cash flows of $1,283,930 from our operating activities. At September 30, 2013, we had a working capital deficit of $5,472,251 and a stockholders’ deficit of $5,425,405. We have relied, in large part, upon debt and equity financing to fund our operations. These matters collectively raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations for the nine month period ended September 30, 2013 was $1,283,930 compared to $1,355,237 during the nine month period ended September 30, 2012. The decrease in net cash used in operating activities is primarily attributable to the changes in operating assets and liabilities expenses over the prior year period.

Net cash provided by financing activities for the nine month period ended September 30, 2013 was $1,283,930 compared to $1,355,237 during the nine month period ended September 30, 2012. The reduction in net cash provided in the nine months ended September 30, 2013 compared to the same period in 2012 is primarily attributable to a reduction in proceeds of sales of convertible notes, and from the exercise of common stock warrants, partially offset by proceeds received from loans payable.

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

During the second quarter of 2013, we recorded $65,000 in gross proceeds from the issuance of three convertible debentures. The debentures bear interest at 12% per annum, which is payable in cash at the time of maturity. The debentures are convertible at any time prior to maturity into 216,667 shares of our common stock. As further inducement, we issued the lenders 216,667 common stock warrants exercisable at $1.50 per share. If unexercised, the warrants will expire on February 28, 2017. Using the Black-Scholes model, the warrants were valued at $69,455 and recorded as a discount up to the principal amount of the debentures. This discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in our financial statements. As of September 30, 2013, two of the debentures totaling $35,000 in principal value were converted into 316,667 shares of our common stock. Some of the original conversion terms were modified prior to the notes’ conversions. The remaining $30,000 debenture is in default, as its maturity date was April 25, 2013.

In June 2013, we entered into a loan agreement with Beverage LLC and received gross proceeds of $265,000. In accordance with ACS 810-10-55, we considered our relationship with, and the terms of our interest in, Beverage LLC and determined that it was a variable interest entity that should be consolidated into our financial statements. Our involvement with Beverage LLC is that it serves as an entity that provides us financing to assist us in purchasing new inventory. As of September 30, 2013, we reported loans payable in the amount of $353,333 relating to Beverage LLC. The loans bear interest at a rate of 6% per annum and are scheduled to be repaid in equal installments of 66.67% of the original principal on September 30, 2013, December 31, 2013 and March 31, 2014. The aggregate value of the repayment installments totals $530,000.

On September 17, 2013, we issued a convertible debenture in the amount of $50,000. The debenture bears interest at 6% per annum, which is payable in our common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 70% of the lowest closing bid price of our common stock on the four previous trading days prior to and day of conversion, but not less than $0.0001. We determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $50,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in our financial statements.

During 2013, our officers have funded our operations by providing $658,230 in loan proceeds. We received $19,000 in loan proceeds from related parties. Additionally, we have received $216,800 from the issuance of in common stock, $121,750 from convertible debentures and $265,000 in loan proceeds we received to fund the first production run of our rebranded inventory in early July 2013.

Our ability to implement our business plan for the future will depend on the future availability of financing.  We intend to raise funds through private placements of debt and/or equity, including sale of our Common Stock and if available, through short-term borrowing.  We estimate that we require approximately $500,000 in additional capital to enable us to fully implement our revised business plan in which we intend to introduce three new coffee based flavors and to increase our marketing activity by using “can-in-hand” sampling at multiple locations.  This marketing concept has been successful in the past.  We also intend to use point of sale advertising materials.  We believe this increased marketing, combined with our increasing brand recognition, the awards we have received for the quality of our products, and the indications of interest in carrying our product by major distributors and retail chains will begin the process of generating consist and growing revenue levels. There are no assurances this will occur and our ability to achieve increased revenue is directly dependent upon our success in raising additional capital. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts, manufacture new inventory or that these efforts will generate increased revenues.

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

Subsequent Event

We were indebted to our management for accrued salaries in the amount of $1,007,500 and $1,915,768 in officer loans at September 30, 2013.

In a series of transactions on October 21, 2013, our management, Darren Marks and Melvin Leiner, each agreed to forgive $472,000 in their respective salaries that have been accruing since 2008.  Additionally, they agreed to convert an aggregate of $1,800,000 of loans they previously made to us into 1,800,000 shares of Series D Convertible Preferred Stock. Each share of Series D Convertible Preferred Stock is convertible into 68.2721 shares of our Common Stock. If all of these shares are converted it would result in the issuance of 122,448,780 shares. No conversions have occurred as of the date of this Report.

The impact of these transactions is to reduce our liabilities on our balance sheet by $2,744,000 and decrease stockholders deficit by an equal amount.   We also believe that the actions taken by our management reaffirms their belief in the viability of our new business plan and our prospects for our future success, of which there can be no assurance.

Trends

Our emphasis over the next 12 months will continue with our rebranding and to increase revenues. As stated throughout this report, our efforts to accomplish these objectives are directly linked to our ability to raise additional capital. Assuming receipt of funding (of which there can be no assurance) we intend to complete the build out of Florida to achieve a minimum 60% market penetration. We also plan to expand operations into NY, ME, ND, SD, MN, NE, IA, IL, WI, IL, MO, KY, TN, GA, LA, AL, and TX. Florida, New York and Texas represent three of the four top convenience store outlets in the USA.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended September 30, 2013.

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

As of September 30, 2013, the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the evaluations, our Chief Executive Office and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of this period covered by this Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our controls over financial reporting that occurred during the three month period ended September 30, 2013 that have materially affected or are reasonably likely to materially affect, our controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2013, we sold 960,000 shares of our Common Stock pursuant to a private placement offering, and received $28,800 in gross proceeds. The offer and sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Rule 506 of Regulation D.

We have utilized the proceeds derived from the above described issuances for advertising, sales and marketing activities and working capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURE

Not Applicable.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 19, 2013.

DNA BRANDS, INC.

By:	/s/ Darren Marks
Darren Marks,
Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner,
Principal Financial Officer and
Principal Accounting Officer