Form 10-K
period 2013-12-31
DNA BRANDS INC
filed 2014-04-15
CIK 1419995

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

Form 10-K

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,622,724 based on the average closing bid and asked prices of such stock on that date as quoted on the Over the-Counter Bulletin Board.

There were 195,691,669 shares of common stock outstanding as of April 9, 2014.

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

PART I

ITEM 1.     BUSINESS

Company Overview and History

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc.  Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company.  We currently produce, market and sell a proprietary line of five carbonated blends of DNA Energy Drink®, Citrus, Sugar Free Citrus, Original (a unique combination of Red Bull® and Monster® energy drinks), Cryo-Berry (a refreshing mix of cranberry and raspberry) and Molecular Melon (a cool and refreshing taste); as well as three milk based energy coffees fortified with Omega 3. These flavors are Mocha Vanilla Latte and Carmel Macchiato.

Our current business commenced in May 2006 in the State of Florida under the name Grass Roots Beverage Company, Inc. (“Grass Roots”).  Initial operations of Grass Roots included development of our energy drinks, sampling and other marketing efforts and initial distribution in the State of Florida.  In May 2006 we formed DNA Beverage Corporation, a Florida corporation (“DNA Beverage”).  Our early years were devoted to brand development, creating awareness through heavy sampling programs and creating credibility among our then core demographic by concentrating marketing efforts on action sports locations and events (surf, motocross, skate, etc.).

Effective July 6, 2010, we executed agreements to acquire all of the assets, liabilities and contract rights of DNA Beverage and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of our common stock. The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance.  As a result of this transaction we also changed our name to “DNA Brands, Inc.”

Grass Roots was dissolved and ceased activity on December 31, 2013.

Our principal offices are located at 544 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826.  Our website is www.dnabrandsusa.com.

Current Business

As stated above, we currently produce, market and sell a proprietary line of five carbonated blends of DNA Energy Drink®,  Citrus, Sugar Free Citrus, Original (a unique combination of Red Bull® and Monster® energy drinks), Cryo-Berry and Molecular Melon; as well as three milk based energy coffees fortified with Omega 3. These flavors are Mocha, Vanilla Latte and Carmel Macchiato. Until 2012 we also marketed and sold a line of beef jerky and meat sticks but these products were discontinued in late 2012.   We sell and market our products either directly to distributors for resale to retailers, supermarkets, convenience stores, and independents or through regional distributors servicing these same outlets. In addition, we maintain own distribution operation which services parts of Florida.

Since early 2012 we have experienced a severe shortage of working capital which curtailed our sales and marketing efforts and was a primary factor in the material decline in revenues from previous years’ results.  We believe a significant reason behind our cash shortage was as a result of the failure of a licensed investment banking firm to deliver on its promises.  Specifically, on April 9, 2012, we executed an Investment Banking and Advisory Agreement with Charles Morgan Securities, Inc., New York, NY ("CMI"), wherein CMI agreed to provide consulting, strategic business planning, financing on a "best efforts" basis and investor and public relations services, as well as to raise us capital through the issuance of our debt or equity securities. CMI agreed to engage in two separate private offerings with the initial private placement offering up to $3.0 million and the second private placement offering up to an additional $3.0 million; each on a "best efforts" basis.  Mr. Paul Taboada, the then President of CMI, made numerous promises, both verbally and in emails, assuring us that CMI had already raised a major portion of the initial funds in the first offering. Despite such promises and assurances that they would successfully raise funding for us, CMI did not deliver these funds to us as promised but only raised an aggregate of $119,255, which was not sufficient to meet our needs to support our sales and marketing efforts.  In connection with this agreement we issued CMI or their assigns 750,000 shares of our Common Stock valued at $0.36 per share, or a total value of $270,000, plus $84,128.24 in additional fees, commissions, non-accountable expenses and their legal fees.  As of the date of this Report we are considering taking action against both CMI and Mr. Taboada, if and when we have the financial resources to do so.

In an industry where only 5% of new companies survive we feel our success will be based upon a methodical approach.  We started out with the idea that energy drinks could be functional and delicious tasting at the same time.  At our inception, we made a conscious decision not to follow the industry leaders taste profile and created energy drinks to set us apart from the competition. In January 2013 these efforts were acknowledged for the second time in three years with receipt of the “1st Place “Platinum Award” as the best tasting energy drink at the prestigious World Beverage Competition held in Geneva, Switzerland. More than 30 counties and over 10,000 entries were submitted in all beverage categories.

In October 2013, Messrs. Marks and Leiner, our officers and directors at that time, converted approximately $1,800,000 million in loans they had previously made to us into 1,800,000 million shares of Series D Convertible Preferred Stock (“Series D”).  Each share of Series D was convertible into 68.02721 shares of our Common Stock.  On December 27, 2013 Messrs. Marks and Leiner returned their Series D shares and these shares were cancelled.  Additionally on December 27, 2013 they converted another $100,000 of officer loans into Series E Preferred Stock (“Series E”).  Each share of Series E stock has voting rights equal to 68.02721 common shares.  The Series E is not convertible into any of our common shares.  As a result of these transactions we reduced our debt and increased our equity by $1,900,000.

Also in October 2013, Messrs. Marks and Leiner agreed to forgive $944,000 in accrued salaries which represented the value of substantially all of their compensation from 2010 through July 1, 2013.   As a result of this forgiveness we reduced our debt and increased our equity by $944,000.

Products

We produce, market and sell a proprietary line of five carbonated blends of DNA Energy Drink® (“DNA®”), a line of three milk based DNA Energy Coffee drinks.  Each of these drinks is sold in a 16 ounce can styled with the name DNA® prominently placed and a corresponding logo that includes our marketing logo, a double helix.  We believe the name DNA, our new edgy color schemes, logo and other graphics stand out on store shelves and coolers.  Retailers, distributors and industry professionals we have spoken with have offered high praise to our new look and flavors. Our product flavors include:

DNA Energy Drink®

●	Cellular Citrus –Two time winner of World’s Best Tasting Energy Drink - the taste of real oranges with specific citrus nuances;
●	Cellular Citrus Zero Sugar - High end orange soda taste but with a jolt of energy;
●	Molecular Melon – Velvety and smooth lemon lime mix
●	Cryo Berry – Mixture of cranberries and raspberries, a blast to drink; and
●	Original - Our unique proprietary blend taste is sure to resonate favorably with the Red Bull® and Monster® consumer.

DNA Energy Coffee

Cold coffee has become very trendy and approximately 20% of US consumers drink iced coffee.  Consumers in the 18-24 age demographic are the largest consumers of iced coffee, says Jonny Forsyth, Global Drink Analyst at Mintel.  The coffee category generated annual sales of $1.1 billion last year   according to Symphony IRI, a consumer goods market research firm According to vendingmarketwatch.com it is anticipated that the market will reach $1.9 billion by 2017.

In order to compete in this exciting category we created what we believe to be a great tasting line of milk based iced energy coffees that are fortified with Omega3. We feel that to succeed in this category a product will not only have to taste great but be functional as well and that is what we think we have created.

●	Mocha
●	Caramel Macchiato
●	Vanilla Latte

Bag-in-the-Box (“BIB”)

Bag-in-the-Box is a fountain delivery system for our Original flavor energy drink used at on premise locations such as bars, convenience stores and restaurants.  We believe Original flavor is a great tasting and money saving alternative, for on premise customers that are currently using one of the leading energy drinks as a mixer. BIB is manufactured by Tone Products, Inc. located in Melrose Park, IL

Energy Drinks

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

We believe that DNA® makes an immediate and lasting difference in elevating energy levels of consumers.  This category is the only one that creates an immediate expectation of an effect on consumer bodily functions.  There are many energy drinks that have compromised functionality for cost savings.  We believe they have learned all too late that if an energy drink does not deliver on its promise for an immediate and lasting increase in energy levels, it is no more than an expensive soda.  Energy drink consumers will go to another reliable brand.  We believe one of the several principal reasons new energy drinks entrants commercially fail soon after introduction is because they use inferior ingredients and as a result do not provide the expected results.

We believe we have formulated DNA®  to ensure that DNA® drinkers will, upon first drink, experience a taste that is “delicious” beyond the typical expected institutionalized medicinal taste that has been the main negative reaction associated with the vast number of brands of energy drinks, including the major brands.  We have not sacrificed taste for functionality and performance which we believe gives us a major competitive advantage over other energy drinks and has awarded us with high accolades from distributors and industry insiders, as well as from numerous action sports publications.  These early taste accolades for DNA® have converted numerous energy drink consumers to us in those geographic areas of our distribution.  We believe that on taste tests alone we are able to quickly convert consumers from other brands.  In fact, our tag line, “Human Performance Liquified,” was given to us by a first time consumer in our initial sampling program.  Our taste and functionality profiles have begun to create a positive response in the marketplace, including with distributors and with convenience store chains that dominate energy drink distribution.

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

Potential New Products

We are experimenting with line extensions on these blends and also on completely new items that are in the R & D process.  Possible additions to the product line would be a low-calorie coffee, a reintroduction of our discontinued meat snack line, and a proprietary functional beverage. We will not introduce these new items until significant distribution and wide name recognition is obtained for our core line offerings.

Rebranding

In July 2013 we undertook a major rebranding and launch of our products. New vibrant graphics have been created to reflect and take advantage of our DNA name.  At the same time we introduced three new flavors to complement our award winning citrus and sugar free citrus. The new energy drink flavors are: (i) Original - A unique combination of the tastes of Red Bull® and Monster® energy drinks, our principal competitors, but we believe to be better with no aftertaste; (ii) Cryo-Berry – a refreshing mix of cranberry and raspberry; and (iii) Molecular Melon – a cool and refreshing taste. We also launched a line of three milk based ready-to-drink energy coffees, Mocha, Vanilla Latte and Caramel Macchiato. The energy coffee market is a category segment that we believe is on the rise and which has been heavily requested by distributors.

Rebranding efforts began in several geographic regions based upon opportunities that include retail schedules, store sets, seasonality and distributor needs.  Our re-branding efforts were targeted at markets where we expected the fastest turn-around.  This rebranding is being concentrated on the Midwest, Mid-Atlantic and Southeast regions of the US.  While no assurance can be given, in addition to the distribution networks that service major convenience store chains and independents we anticipate that our selling efforts will lead to direct sales to the larger retail operations. We have entered into discussions to place our products with large retailers including Casey’s, Dollar General, Family Dollar and, The Pantry, Inc.   Currently, no definitive agreements have been reached with these companies and no assurances can be provided that any definitive agreement will be reached in the future.

Through rebranding and expansion efforts we are currently seeking mainstream acceptance by marketing our products based upon our belief of their exceptional taste, functionality and innovation which we believe separates our products from our competitors. Previously, our marketing focus was on the action sports community where a majority of energy drinks were sold and we committed heavily to marketing that demographic.  We have been the “title” sponsor of a factory Yamaha AMA super cross team the “DNA Shred Stix Star/Yamaha Racing Team.” AMA Motocross/Supercross is only second to NASCAR in motor sport attendance. While we received very significant brand exposure through this process, it did not generate revenues and profitability. We believe that our revised marketing campaign focusing on a more main-stream, regionally directed approach which includes distributor crew drives, can-in-hand sampling, retail in-store promotions and sales incentives, will be more effective. We are confident that targeting a wider customer base which includes the newest recognized segment the “Young Bustling Families” will provide the positive results that both our management and our investors expect.  There are no assurances our belief will result in additional revenues.

On April 1, 2014, we announced the promotion of industry veteran, Eric Fowler to the role of President and CEO.   Prior to his promotion Mr. Fowler held the position of Vice President Sales and Marketing since joining the firm in January 2013. Mr. Fowler has been instrumental in the early success of our rebranding campaign.

Distribution

Currently we are distributing our products in Michigan, Illinois, Missouri, Kentucky, Tennessee, Arkansas, Mississippi, Texas and Florida. Several new distributors have also agreed to begin distribution in these same markets to fill out the territories not being serviced.  Distribution will begin this spring in Georgia, and Alabama.   We are now seeking to bolster distribution in these territories by working directly with retailers. We recently gained authorization for product placement from Quick-Trip Stores in Texas. We expect that new distributors will continue to be added over the coming months but there are no assurances that this will occur.

It is our goal to have nationwide distribution by the end of 2016 provided we are able to obtain the financing necessary to accomplish this objective.  There are no assurances that this will occur within the time parameters referenced herein, or at all.

Recent Developments

While no assurances can be provided, we believe we are on the verge of significantly increasing our revenues for the following reasons:

● Rebranding.  Energy drinks have evolved into a mainstream product. What was once a product geared to a younger consumer now appeals to a much broader base, with the sale of energy drinks becoming  $12.5 billion  market with expected growth to $21.5 billion in 2017 according to (prbeb.com 2/10/13).  In order to appeal to and capture a greater percentage of the market it became necessary for us to take certain affirmative steps including gearing our marketing efforts to emphasize the great taste of our products, as well as to update our can graphics. Before doing so we sought out the advice of the top industry beverage professionals and graphic designers experienced in the creation and launching of numerous brands.  Our new can graphics have received a very positive response from distributors and retailers alike.

● Expansion of Product Line.  Building upon the success of our award winning citrus flavor we have created four new energy drink flavor profiles and three brand new ready-to-drink energy coffees. Line expansion has many benefits not the least of which is the ability to command a larger shelf presence emphasizing our brand name.  With additional products we will have a larger shelf presence in two separate drink segments, energy drinks and ready-to-drink coffee.

● Distribution Opportunities. Subject to our ability to raise additional capital, several additional states in the Midwest, Mid-Atlantic and Northeast regions will launch over the summer months.  In addition to the distribution networks that service major convenience stores chains and independents we are making an effort and have  engaged in direct sales efforts with some of the larger retail operations including Casey’s, Dollar General and Wal-Mart who in many instances demand product to be shipped to central distribution centers where they disburse to their locations.

Sales and Marketing

We believe DNA Energy Drink® and coffee products provide immediate and sustained energy of all groups of people in need of an energy lift to meet the challenges of the day. These groups may include parents, office workers, truck drivers, postal carriers, laborers, students, night watchmen and scores of others in every walk of life. Our new marketing efforts will be focused on re-introducing the ‘new” DNA to the mass market while keeping our original demographic loyal to the brand.  As the energy drink market continues to show double digit growth more product choices are being added.  An interesting fact is that energy coffee drinks are also trending up in large part due to it attracting a younger consumer.

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

We have successfully developed DNA Facebook, Twitter, My Space, and a fully interactive website.  Our web site includes videos of our teams’ performances, daily updates, events and relevant brand news and also includes music components and music tours.  We recognize that this is a key component to building a brand.

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

Media Advertising

Our budget as it relates to traditional media advertising in the energy drink market is relatively small.  Our current anticipated budget of approximately $50,000 will not support traditional advertising on television or radio that would support our growth, as we cannot and will not be able to afford to compete by matching our competitor’s budget for this type of exposure until we successfully raise additional equity capital.  However, we do recognize its importance and are close to being able to address these markets in what we believe is an economical and inventive way. One way we have been able to accomplish this is through unique arrangements with recognizable personalities. We have developed a strong marketing relationship with radio talk show host “Bubba-The-Love-Sponge” ("Bubba"), who is broadcasted nationally.  We believe this arrangement has brought significant attention to DNA Energy Drinks.    Going forward we are seeking to continue our relationship with Bubba and add other recognized personalities to support our products.

We are looking at blending TV, radio and Internet as our source for advertising.  We are looking at compiling all of the action sport web sites and creating a linked presence in each of them.  We are developing search engine optimization and key Google and Yahoo ad words to ensure that DNA® is one of the first places to go when energy drinks are searched online.  This process is being handled by our own in-house IT specialist who is also responsible for keeping our website current and updating Facebook, Twitter, and MySpace. We intend to expand these programs as a strategy of high effective low cost advertising.

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

While no assurances can be provided, we believe our products can compete on taste and functionality which we hope will allow us to convert a portion of our competitor’s market share.  However, their vast marketing dollars and existing national presence make it unrealistic to compete successfully with them on an initial national level for their customer base.  To succeed, it is our intention to build and maintain prominent positions in each successive phased geographic location we enter.  This means our products must have prominent shelf space in the vast majority of stores that the elite brands occupy in each state we enter.  Therefore, we understand we must be competitive on quality; we must expand awareness to accelerate trial, and must provide an appealing value proposition to our customers.

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

Manufacturing and Production

Energy Drinks

Our energy drink products are based on a proprietary formulation we have created with our contract development group. Pursuant to a confidentiality agreement that is intended to protect our proprietary information our energy drinks are currently manufactured by Cott Beverages USA in Fort Worth, Texas.    Cott is a full service contract manufacturer and also manufacture beverages for many others.  Cott owns all of the manufacturing equipment and were identified by us as having an excellent record for contract manufacturing and the capacity to meet all of our initial growth expectations in the southeastern United States.  Cott has manufacturing plants located throughout the United States, which is expected to provide us a significant benefit as our operations expand.  As we expand geographically, we believe we can use any of these manufacturing plants to expand capacity and save costs on transportation.  We believe these facilities can manufacture enough cases to meet all of our immediate needs in the Southeast.  Production turnaround time is 14-30 days.  Our terms of payment are C.O.D.  We do not believe there are any problems that may obstruct the procurement of raw materials.  Raw materials are ordered 2-4 weeks in advance.  Payment terms for ingredients are 30 days after receipt.

Our 16 oz. cans are now manufactured by Crown Cork and Seal Crown at their Pennsylvania facility.   Crown, is one of the largest producers of cans in the world.  Estimated turn-around time varies from season to season and runs between 14-30 days.  The manufacturer has the capacity to produce over 50 billion cans per annum.  Upon completion, the cans are shipped by truck to the contract manufacturer where they are filled.  We do not believe there are any problems in procuring the raw materials to manufacture the cans.

We purchase our raw materials for our energy drink and flavors from Fortitech, Inc. of Schenectady, NY, which  provides our energy blend and Synergy Flavors, of OH, which provides our flavors.  Prices are fixed for a period of one year and are bought against purchase orders.  The raw materials portion of our beverage represents approximately 33% of the cost of goods sold of our product. Can costs represent approximately 33% percent of our cost of goods sold. Typically we receive delivery of shipments from contract manufacturers (cans & producer) within 14 days of our order for which we pay C.O.D.

Coffee Drinks

As with our DNA Energy Drinks®, our three flavors of coffee drinks are also based on proprietary formulas created with a development group, in this case Dairy Farmers of America located in Missouri.  A retort process which is a form of sterilization used in pasteurization is utilized during the production to make the 16 ounce milk based product shelf stable for a 14 month period.  Because of the retort process, special coating is required which is supplied by Ball Corporation of Colorado, another of the world’s largest can producers.

Bag-in-Box

Bag-in-the-Box is a fountain delivery system for our Original flavor energy drink used at on premise locations such as bars, convenience stores and restaurants. We are in the initial launch stages of this concept. We believe our Original flavor is a great tasting and money saving alternative, for on premise customers that are presently using one of the leading energy drinks as a mixer. It is to be manufactured by Tone Products, Inc. located in Melrose Park, IL

Private Label Opportunities

We are engaged in on-going discussions with a national retail chain to provide them with complete line of energy drinks under their name. Although no definitive agreement has been signed it is anticipated that one will be forthcoming.  Our responsibilities will include every aspect of production.  Although no assurances can be made, we are seeking a long-term venture that supply product to thousands of locations.   We anticipate that we will be responsible for the can production once the artwork is provided by the retailer. In addition, we will provide all of the ingredients and be responsible for production and shipping.

Other Events During 2013

In October 2013, Messrs. Marks and Leiner, our officers and directors at that time, converted approximately $1,800,000 million in loans they had previously made to us into 1,800,000 million shares of Series D Convertible Preferred Stock (“Series D”).  Each share of Series D was convertible into 68.02721 shares of our Common Stock.  On December 27, 2013 Messrs. Marks and Leiner returned their Series D shares and these shares were cancelled, but the loans were not reinstated.  Additionally on December 30, 2013, they converted another $100,000 of previously outstanding officer loans into shares of our Series E Preferred Stock (“Series E”).  Each share of Series E stock has voting rights equal to 68.02721 common shares.  As a result of these transactions we reduced our debt and increased our equity by $1,900,000.  As of December 31, 2013 the balance on officer loans was $3,777.

Also in October 2013, Messrs. Marks and Leiner agreed to forgive $944,000 in accrued salaries which represented the value of substantially all of their compensation from 2010 through July 1, 2013.  As a result of this forgiveness we reduced our debt and increased our equity by $944,000.  As of December 31, 2013 the balance on accrued officer salaries was $91,000.

Industry Overview

The Global Sports and Energy Drink Market is projected to be a $52 billion market by 2016 according to BEVNET® October 21, 2012, the beverage industry’s source. According to Packaging Digest, February 13, 2013, sales of energy drinks topped $12.5 billion in 2012 with about 80% attributed to energy drinks. The same principal report states that in five years, that figure could reach $21.5 billion.  According to Mintel, a product research firm, we can expect increased  growth of 13% for years 2013-2014. Ready-to-drink coffee and tea showed 22.69% gains for the 52 week period through January 27, 2013. Energy drinks, ready-to-drink coffee, ready-to-drink tea and sports beverages grew aggressively in 2012, while carbonated soft drinks decreased again according to Beverage Marketing, the leading provider of consulting, financial services and data to the global beverage industry.  For the first time, energy drinks have outsold bottled water according to the Beverage Industry 2012 State of the Industry report. The report stated that during the 52 week period ending April 15, 2012, energy drinks sale generated more revenue than bottled water sales.

The Sports and Energy Drink beverage category is made up of a line of functional beverages that address specific health and performance needs.  These beverages range from Gatorade, introduced in the 1960’s initially to replace electrolytes for athletes, to drinks filled with vitamins and nutrients to improve energy, awareness and hydration, among numerous other functions.  According to BEVNET.com, Inc., a leading trade source in the industry, this segment is rapidly gaining in popularity over carbonated sodas and juices as people are becoming more health conscience and seeking an edge to improve their performance either athletically or to handle their daily challenges with more vigor.  New categories are constantly finding ways into the New Age beverage sector.  The Bevnet report also indicated that the sport and energy drink category will continue to penetrate new and untapped markets such as baby boomers and senior citizens. Worldwide sales with European consumption leading the way is expected to grow at a rapid pace within the next five years.

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

In 1998 Red Bull®, the largest selling energy drink in the world, introduced its Red Bull Energy Drink in the United States to a younger demographic, ages 18-39, of people who are highly active and in need of energy.  Despite injecting significant funds into its initial marketing campaign, there were many obstacles to overcome including a high price barrier of $2 and more for an 8 ounce can and a medicinal taste.  Red Bull developed a highly disciplined training program for their employees and introduced Red Bull in several key major trend setting markets.  They sampled heavily, made it available initially in the major and most popular night clubs and events.  With discipline, Red Bull demonstrated that with its high quality ingredients, it provided consumers with the energy lift they wanted.  They were able to define the category and set price point acceptance among a highly motivated and developing consumer base.  Beyond its initial target they expanded their marketing to include all those people in need of energy in their daily routine.

According to the National Association of Convenience Stores (“NAACS”) in an article published on Jan 31. 2013, 85% of all purchases of energy drinks at retail are sold through the 151,282 individual and chain convenience store outlets and gas stations with attached convenience stores in single serve cold cans (an increase of 2,062 stores over the previous year).   Moreover, the top brands are finding their way onto supermarket shelves and also into branded coolers.  Other sales outlets included among the 749,455 total combined retail/on premise locations are restaurants, bars, actions sport shops, grocers, pharmacies, parks, beaches and generally everywhere drinks are sold.  Our principal focus has been and will continue to be on convenience stores.  Once we have made inroads into convenience stores in a particular territory, we will work with relevant distributors to move into supermarket, mass market and pharmacy stores as outlets for DNA®.

Top Convenience Store States (according to “NACS” January 2013)

State	Stores
Texas	15,191
California	10,763
Florida	9,737
New York	8,154
Georgia	6,750
North Carolina	6,272
Ohio	5,452
Michigan	4,903
Illinois	4,607
Virginia	4,512

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

Employees

Currently we have 7 full time employees of which 2 are executive management, 3 are employed in direct sales and sampling who are predominantly on the road, and 2 are in administrative support and fulfillment.   Additionally we use contract labor and consultants on an as needed basis primarily in the areas of administration, accounting, investor relations, and on a limited basis, in sales and marketing.

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

Competition

We are competing with publicly and privately held companies, many of whom having greater resources, both financial and otherwise, than the resources presently available to us.  The energy drink market is dominated by five brands including:

●
Red Bull:  With estimated worldwide sales in excess of $5 billion, Red Bull is the largest participant in the energy drink sector.  Red Bull is owned by Dietrich Mateschitz, who introduced it to the European market in 1987.  Red Bull’s distributed more than one billion cans in 2001 without owning a single plant, truck or retail outlet.  The taste profile of Red Bull is along medicinal lines with its ingredients being of standard fare.  Due to the lack of competition, Red Bull was able to build a strong a brand and a loyal client base.  Red Bull caters to the action sports community, on premise liquor sales, and a “yuppie” contingency.  Red Bull is sold through Red Bull exclusive regional distributors in more than 50 countries worldwide.

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

●
Rock Star: Rock Star Energy third largest producer in the energy drink category with slightly under   $1 billion in revenue.  Rock Star is a California/Nevada based operation with strong ties to the entertainment world.  Rock Star also has shut off its distributors in favor of a national distribution relationship with Coca-Cola.

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

Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.  We have a minimal operating history and minimal revenues or earnings from operations.  We have no significant assets or financial resources.  We will, in all likelihood, sustain operating expenses without corresponding revenues for the immediate future.  See “Part I, Item 1, Business” and “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources.”  There are no assurances that we will generate profits from operations.

We have not generated profits from our operations.

We incurred net losses of $3,100,763 and $4,444,344 during the years ended December 31, 2013 and 2012, respectively.  Based upon our current business plan, our ability to begin to generate profits from operations is dependent upon our obtaining additional financing and there can be no assurances that we will ever establish profitable operations. As we pursue our business plan, we are incurring significant expenses without corresponding revenues.   In the event that we remain unable to generate significant revenues to pay our operating expenses, we will not be able to achieve profitability or continue operations.

Our ability to continue as a going concern is dependent on raising additional capital, which we may not be able to do on favorable terms, or at all.

We need to raise additional capital to support our current operations and fund our sales and marketing programs. We estimate that we will need a minimum of $1.0 million in additional capital in order to generate profits from operations.  We can provide no assurance that additional funding will be available on a timely basis, on terms acceptable to us, or at all. If we are unsuccessful in raising additional funding, our business may not continue as a going concern. Even if we do find additional funding sources, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions that may lessen the value of our common stock or dilute our common stockholders, including borrowing money on terms that are not favorable to us or issuing additional equity securities. If we experience difficulties raising money in the future, our business and liquidity will be materially adversely affected.

We do not currently have an external line of credit facility with any financial institution.

As indicated above, we have estimated that we need approximately $1.0 million in additional capital to generate profits from operations.  We have attempted to establish credit facilities with financial institutions but have experienced little or no success in these attempts due primarily to the current economic climate, specifically the reluctance of most financial institutions to provide such lines of credit to relatively new business ventures.  We also have limited assets available to secure such a line of credit.  We intend to continue to attempt to establish an external line of credit in the future, but there can be no assurances we will be able to do so.  The failure to obtain an external line of credit could have a negative impact on our ability to generate profits.

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

We anticipate that, as consumer awareness of our brand develops and increases, we will continue to upgrade and expand our distributor network and accounts. We cannot be assured that we will be able to maintain our key distributor base which may result in an adverse effect on our revenues and financial results, our ability to retain our relationships with our distributors and our ability to expand our market and will place an increased dependence on any one or more of our independent distributors or regional accounts.

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

Our success depends, to an extent, upon the continued services of Eric Fowler, our President and Chief Executive Officer and Mel Leiner, our Chief Financial Officer and Chief Operating Officer.

We rely on the services of Eric Fowler and Mel Leiner, for strategic and operational management and the relationships they have built.  The loss of either of Messrs. Fowler or Leiner could also result in the loss of our favorable relationships with one or more of our customers.  We have not entered into an employment agreement with either Mr. Fowler or Leiner but expect to do so in the near future.  In addition, we do not maintain “key person” life insurance covering any of our management and we do not expect to obtain the same in the future due primarily to the cost of premiums for such insurance and our limited financial resources.  This could also preclude our ability to attract and retain qualified persons to agree to become directors of our Company.

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

In addition, our Articles of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with such rights and preferences determined from time to time by our Board of Directors.  As of the date of this Report, 2,100,000 shares of our Preferred Stock is currently issued or outstanding. Our Board of Directors may, without stockholder approval, issue additional Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

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

We would cease to be an “emerging growth company” upon the earliest of: (i) the first fiscal year following the fifth anniversary of our becoming a reporting company, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $75 million as of the end of the second quarter of that fiscal year.

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

ITEM 2.     PROPERTIES

Our principal place of business is located at 544 NW 77th Street, Boca Raton, Florida 33487. We moved to this location in December 2012, as part of our efforts to reduce costs.  This location consists of 4,200 square feet of office and warehouse. We lease this property on a month to month basis. We pay rent of $5,589 per month. The Company’s lease expires in June 2017. We do not anticipate that we will need to expand the office facility for the next 12 months. Our rent expense for the years ended December 31, 2013 and 2012 was $68,417 and $151,901 respectively.

As we expand our distribution geographically, we anticipate that we will require additional warehousing closer to the manufacturing facility and to the distribution which will create a cost savings on shipping for us as well as allow us to service our accounts on a timely basis. Moreover, those warehouses can support the local and regional sales and sampling staff we take on as we expand our business. Additionally, we own/lease a fleet of 3 DNA® branded vans which are used for selling, delivery and sampling to outlets. We purchase or lease these vans new and used and when we believe the local market can support them. Until December 2012 our principal place of business was located at 506 NW 77th Street, Boca Raton, Florida 33487. This location consisted of 5,000 square feet of office and conference room space and also housed our primary warehouse which consisted of 11,600 square feet.

Our IT, primarily our web site, is hosted remotely with redundancy capability.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is party to lawsuit P3DG Protein Enhanced Products, Ltd. et v. Jeff Jonke and DNA Brands, Inc. The suit alleges that DNA conspired with Jonke to steal P30G's products. The Company believes the suit is without merit and will vigorously defend its position.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Trading of our Common Stock commenced on the OTCBB in July 2008 under the trading symbol “FPRD.” In November 2010 our trading symbol became “DNAX.”

The table below sets forth the reported high and low closing bid prices for the periods indicated.  The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

March 31, 2012	$0.50	$0.22
June 30, 2012	$0.36	$0.14
September 30, 2012	$0.21	$0.08
December 31, 2012	$0.12	$0.05

March 31, 2013	$0.10	$0.04
June 30, 2013	$0.055	$0.02
September 30, 2013	$0.039	$0.012
December 31, 2013	$0.027	$0.015

As of April 9, 2014 the closing bid price of our Common Stock was $0.017

Trading volume in our Common Stock has been very limited since we commenced trading.  As a result, the trading price of our Common Stock is subject to significant fluctuations.

Holders

As of the date of this Report we had 395 holders of record for our Common Shares. The number of record shareholders does not include those persons who hold their shares in “street name.”

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

Company Overview and History

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc.  Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company.  We currently produce, market and sell a proprietary line of five carbonated blends of DNA Energy Drink®, Citrus, Sugar Free Citrus, Original (a unique combination of Red Bull® and Monster® energy drinks), Cryo-Berry (a refreshing mix of cranberry and raspberry) and Molecular Melon (a cool and refreshing taste); as well as three milk based energy coffees fortified with Omega 3. These flavors are Mocha Vanilla Latte and Carmel Macchiato.

Our current business commenced in May 2006 in the State of Florida under the name Grass Roots Beverage Company, Inc. (“Grass Roots”).  Initial operations of Grass Roots included development of our energy drinks, sampling and other marketing efforts and initial distribution in the State of Florida.  In May 2006 we formed DNA Beverage Corporation, a Florida corporation (“DNA Beverage”).  Our early years were devoted to brand development, creating awareness through heavy sampling programs and creating credibility among our then core demographic by concentrating marketing efforts on action sports locations and events (surf, motocross, skate, etc.).

Effective July 6, 2010, we executed agreements to acquire all of the assets, liabilities and contract rights of DNA Beverage and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of our common stock. The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance.  As a result of this transaction we also changed our name to “DNA Brands, Inc.”

Our principal offices are located at 544 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826.  Our website is www.dnabrandsusa.com.

Presented below are our results of operations for our fiscal years ended December 31, 2013 and 2012.

Results Of Operations

Comparison of Results of Operations for the years ended December 31, 2013 and 2012

Revenue

Revenue for the year ended December 31, 2013 was $156,803, compared to $249,416 for the year ended December 31, 2012.

We believe the decrease in revenues in 2013 is primarily attributable to the wind-down of our previous product lines offset by our rebranding efforts for one half of 2013. In early July 2013, we began our rebranding efforts concurrent with the delivery of 50,000 cases, each consisting of ten thousand of our new SKU’s. Additionally, in order to increase the awareness of our new rebranded product we incurred slotting and promotional fees in excess of $80,000 in 2013 which were charged against revenue compared to $-0- in 2012.

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

Gross Margin

We calculate gross margin by subtracting cost of goods sold from revenue. Gross margin percentage is calculated by dividing the gross margin by revenue. Our gross margin for the year ended December 31, 2013 was $(19,572) compared to $72,013 for the year ended December 31, 2012. Our gross margin percentage decreased significantly to approximately a negative (12.5%) during 2013 compared to 28.9% in 2012. The primary reasons for the significant decrease in gross margin over the prior year is due to discontinuation of our previous product line where we sold our product significantly below cost to raise capital as well low margin sales in 2013 intended to generate interest in our new products.

Since we are in the early stages of our rebranding efforts and continue to test varying price structures, a small number of sales and transactions can impact our gross margin percentage either positively or negatively. We believe that the negative gross margin percentage for the year ended December 31, 2013 is not indicative of future results and that we expect to generate gross margins near historic levels of approximately 25%-30% although there can be no assurances.

Compensation and Benefits

Compensation and benefits for the year ended December 31, 2013 were $918,332 compared to $1,485,301 for the year ended December 31, 2012. The decrease in compensation and benefits in 2013 when compared to the prior year is primarily attributable to a significant reduction in the number of employees and the higher level of grants of common stock to employees as incentive compensation in 2012.

In October 2013, Messrs. Marks and Leiner agreed to forgive $944,000 in accrued salaries which represented the value of substantially all of their compensation from 2010 through July 1, 2013.   As a result of this forgiveness we reduced our debt and increased our equity by $944,000.

General and Administrative

General and administrative expense (“G&A”) for the year ended December 31, 2013 decreased significantly to $464,143 compared to $689,282 for the year ended December 31, 2012. General and administrative expenses are primarily comprised of rent, utilities, insurance, travel and entertainment, and other expenses. The decrease in G&A expenses for the year ended December 31, 2013 as compared to the same period in the prior year is due to reduced spending for all categories of administrative expense and activities consistent with our reduced personnel and business levels.

Professional and outside services

Professional and outside services for the year ended December 31, 2013 was $876,192 compared to $1,282,929 for the year ended December 31, 2012. Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services.   The decrease in 2013 professional and outside services compared to 2012 is attributable to the reduction in the size of our business

Selling and marketing expenses

Selling and marketing expenses for the year ended December 31, 2013 was $174,043 compared to $274,493 for the year ended December 31, 2012. The slight decrease in selling and marketing expenses over the prior year and material decrease from historic levels is primarily attributable to our lack of working capital necessary to promote our new rebranded products. Selling and marketing expenses includes $148,344 in bad debt expense compared to $43,118 in 2012.

Interest expense

Interest expense for the year ended December 31, 2013 was $1,158,616 compared to $984,880 for the year ended December 31, 2012.

Our interest expense for the year ended December 31, 2013 was materially higher than in the same period in 2013 as a result of our issuance during 2013 of an aggregate of $218,000 in new convertible debentures and the issuance of $265,000 in new loans to finance our inventory. These debentures and loans were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that are being amortized over their terms. During the year ended December 31, 2013 we recorded $184,217 in non-cash interest expense relative to the loan discounts on these notes.

Net loss

We incurred a net loss of $3,100,763 during the year ended December 31, 2013, or ($0.04) per share, compared to a net loss of $4,444,344 or ($0.09) per share, for the year ended December 31, 2012.  Since our inception we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

The weighted average number of basic and fully diluted shares outstanding for the years ended December 31, 2013 and 2012 was 83,344,648 and 50,327,728 respectively. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

 Liquidity and Capital Resources

At December 31, 2013, we had $61,336 in cash.

As reflected in the accompanying financial statements, we recorded net losses of $3,100,763 and $4,444,344  for the years ended December 31, 2013 and 2012, respectively. Net cash used in operations from the same periods were $3,424,967 and $1,600,137 respectively.  At December 31, 2013, we had a working capital deficit of $2,335,673 and a stockholders’ deficit of $2,564,899. This operating performance raises a substantial doubt about our ability to continue as a going concern. See “Part I, Item 1A, Risk Factors,” above.

Net cash used in operations was $1,867,581 for the year ended December 31, 2013, compared to $1,600,137 for the year ended December 31, 2012. The material increase in net cash used in operating activities is primarily due to a reduction in non –cash interest related to convertible debentures of $184,217 in 2013 compared to $822,792 in 2012, a decrease in operating assets and liabilities of $1,291,421 in 2013 compared to 2012, partially offset by a decrease in net loss in 2013 compared to 2012.

Net cash provided by financing activities was $3,419,153 for the year ended December 31, 2013, compared to $1,600,137 for the same period in 2012. The increase in net cash provided by financing activities is primarily due to the net forgiveness of officer loans of $1,588,438.

Since 2011 we have funded our operations through officer loans, the sale of equity, and the sale of convertible notes on terms favorable to investors in order to fund our operations.  During 2013 our officers forgave $944,000 in accrued salaries and $1,900,000 in officer loans.  We can no longer rely on our officers as the primary source of capital to fund our operations going forward.  Our on hand cash balance is not sufficient to fund our operations. We estimate that we will require $1.0 million to fund our business plan. We believe we can continue to raise equity capital and debt financing to fund our operations and can begin generating positive gross margins from our products in 2014.

Trends

In order to increase revenues our emphasis over the next 12 months will be to increase distribution for both our rebranded and expanded line of energy drinks, our new line of energy coffees, and our “on premise” bag-in-box program.   To accomplish our goals we also plan to expand operations into NY, ME, ND, SD, MN, NE, IA, WI, GA, LA, and Florida, New York and Texas represent three of the four top convenience store outlets in the USA. As stated throughout this report, our efforts to accomplish these objectives are directly linked to our ability to raise additional capital.  We have been actively involved in discussions with potential investors to provide us with this additional funding.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended December 31, 2013.

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

Revenue Recognition

The Company derives revenues from the sale of carbonated energy drinks and other related products. Revenue is recognized when all of the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv)legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, derivative liabilities, and loans payable. The carrying values of the financial instruments approximate their fair value due to the short-term nature of these instruments. The fair values of the loans payable have interest rates that approximate market rates.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013. We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Management Annual Report on Internal Control over Financial Reporting - Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Under the supervision of our CEO and CFO management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation management concluded that under this framework that our internal control over financial reporting was not effective for the following reasons:
●	Insufficient resources
●	Lack of personnel with requisite accounting knowledge
●	Inadequate segregation of duties
●	Insufficient written procedures
●	Inadequate closing financial statement process
●	Lack of an audit committee and outside directors on the Company’s Board of Directors

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the year ended December 31, 2013, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE;

The following table sets forth information regarding our executive officers and directors as of the date of this Report:

Name	Age	Position

Eric Fowler	54	Chief Executive Officer, President

Melvin Leiner	74	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary, Treasurer and Director

Darren M. Marks	46	Director

(1)	Effective April 1, 2014, Mr. Marks resigned his positions as our CEO and President and was replaced by Eric Fowler. Mr. Marks retained his position as Chairman of our Board of Directors.

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

Resumes

Eric Fowler was appointed as our President and Chief Executive Officer in April 2014.  Prior, from December 2012 through March 2014, he was our Vice President of Sales and Marketing.  Prior to joining our company, from April 208 through December 2012, Mr. Fowler was National Sales Director of PBev, LLC, Covington, TN. Mr. Fowler has been employed in the beverage industry since1981 and has held executive positions with BooKoo Energy Brands, Southeast Atlantic Beverage Corporation, Cadbury Beverages and Snapple Beverage Group, among others. Mr. Fowler received a Bachelor’s degree in 1981 from the University of Tennessee.  He devotes substantially all of his business time to our affairs.

Melvin Leiner has been Executive Vice President, Chief Financial Officer, Chief Operating Officer, Secretary, Treasurer and a Director of our Company since July 2010.  Prior, he held similar positions with DNA Beverage, Inc. since August 2007. Prior, from May 2004 through July 2007, he held similar positions with Grass Roots Beverage Company, Inc., Boca Raton, FL.  From 2001 through April 2006, Mr. Leiner served in an executive capacity for Royal Strategies and Solutions, Inc., a brokerage services company servicing primarily ethnic food companies seeking to expand distribution and is currently its President and a director.  Mr. Leiner has over 35 years of entrepreneurial and management experience in developing, initiating, and operating companies in a broad range of industries including the beverage industry.  He has served in an executive capacity and consultant for numerous privately held and public companies in the beverage and telecommunications industries.  Mr. Leiner was also the founder, Chairman and CEO of Sims Communications, Inc., a NASDAQ-traded telecommunications company and former financial consultant with several firms specializing in new ventures.  He devotes only such time as necessary to our affairs.

Darren M. Marks was our President and Chief Executive Officer until April 1, 2014, when he resigned these positions.  He remains a Director of our Company, a position he has held since July 2010.  Prior, he held similar positions with DNA Beverage, Inc. since August 2007.  Prior, from May 2004 through July 2007, he was the President, CEO and a director of Grass Roots Beverage Company, Inc., Boca Raton, FL.  From 2001 through April 2006, Mr. Marks served in an executive capacity for Royal Strategies and Solutions, Inc., a brokerage services company servicing primarily ethnic food companies seeking to expand distribution and is currently its Vice President and a director.  He has been instrumental in the development, production and marketing of DNA’s initial product offering and has been responsible for developing all DNA’s relationships in the action sports community.  From 1991 to 1997, Mr. Marks served as founder and Vice President of Sims Communications, Inc., a publicly-traded NASDAQ telecommunications company, and was responsible for the creation, design and funding of a national telecommunication program for clients such as Alamo Rent-a-Car and the American Automobile Association. He devotes only such time as necessary to our affairs.

We have elected or appointed Messrs. Leiner, Marks and Fowler as executive officers and/or directors as a result of their extensive experience in our industry, as discussed above.  Additionally, each of our directors has had prior experience as officers and directors of public companies prior to assuming their positions with us.  We believe that we are currently unable to attract additional experienced individuals to serve as directors because we have not obtained director and officer liability insurance. Until we obtain such insurance our ability to attract other experienced business people who agree to serve as officers and/or directors is expected to be limited due to the potential liabilities that accrue to public companies.

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

ITEM 11.   EXECUTIVE COMPENSATION

Remuneration

Following is a table containing the aggregate compensation paid to our Chief Executive Officer and Chief Financial Officer, our only two officers during our last two fiscal years, who also served as our only Directors during our fiscal years ended December 31, 2013 and 2012

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (1)	Stock Awards (1)	All Other Compensation (2)	Total Compensation
Darren Marks, (3)	2013	$63,000	$31,500	$32,525	$124,205
CEO/President	2012	$125,000	$50,000	$27,617	$202,617

Melvin Leiner,	2013	$63,000	$31,500	$35,069	$129,569
Executive VP/COO/CFO/Treasurer/Secretary	2012	$125,000	$50,000	$29,596	$204,596
———————
(1)	In 2013 and 2012 Mr. Marks and Mr. Leiner each received $31,500 and $50,000, respectively, in stock compensation. Salary for Mr. Marks and Mr. Leiner represents approximately one-half of a year’s salary for the period July 1, 2013 through December 31, 2013. Salary earned for the first half of 2013 was forgiven by each individual-see below and is not included in the compensation table.

(2)	Represents insurance premiums and car allowances paid by us.

(3)	Mr Marks resigned his position as an officer effective April 1, 2014.

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

In October, 2013, Messrs. Marks and Leiner voluntarily agreed to release us from an aggregate of $944,000 in accrued salaries that had accrued from 2010 through July 1, 2013.  Mr.Leiner receives an annual salary of $125,000.  Mr. Fowler receives an annual salary of $140,000. Our directors are not compensated for the performance of their duties as directors, other than reimbursement of out of pocket expenses incurred in the performance of their duties.

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

Since April 2013 we have authorized a Stock Plan and reserved an aggregate of 13,000,000 shares of our Common Stock for issuance thereunder.  Relevant thereto, on December 26, 2012 and January 3, 2014, respectively, we filed a registration statements on Form S-8 with the SEC registering the Plan and the shares reserved therein. As of the date of this Report, we have issued 3,000,000 of these shares, leaving 10,000,000 for issuance.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table contains certain information regarding beneficial ownership of our Common Stock as of the date of this Report, including voting rights applicable to the Series E Preferred Shares issued during 2013 by (i) each person who is known by us to own beneficially more than 5% of our Common Stock, (ii) each of our officers and directors, and (iii) all directors and executive officers as a group as of the date of the Report.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class(3)

Common	Melvin Leiner (1) (3) 544 NW 77th Street Boca Raton, Florida, 33487	64,169,839(3)	19.8%

Common	Darren Marks (1) (2) 544 NW 77th Street Boca Raton, Florida, 33487	63,868,690(2)	19.7%

Common	Eric Fowler(1)(4) 544 NW 77th Street Boca Raton, Florida, 33487	200,000	*
Common	All Officers and Directors as a Group (3 persons)	128,238,529	39.6%

_____________________
*           Less than 1%
(1)	Officer and/or Director of our Company.
(2)	Includes 2,474,401 held under the name 4 Life LLC.. Also includes 900,000 shares of Series E Preferred Stock. Each share entitles the holder to 68.02721 votes on all shareholder matters.
(3)	Includes 2,644,201 held under the name Family Tys, LLC Also includes 900,000 shares of Series E Preferred Stock. Each share entitles the holder to 68.02721 votes on all shareholder matters.
(4)	Includes options to purchase up to 200,000 shares of our Common Stock at an exercise price of $0.25 per share.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish us copies of all Section 16(a) forms they file. Based on available information none of the filings required under Section 16(a) for the period covered by this report were made.  These filings included the issuance of the 900,000 shares Series E Preferred Stock each to Messrs. Marks and Leiner in December 2013. Each share entitles the holder to 68.02721 votes on all shareholder matters.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since our inception Messrs. Marks and Leiner, our two directors, have loaned us significant amounts of operating capital on an interest free basis and without formal repayment terms. As of December 31, 2012 these loans totaled $1,457,539.  In October 2013, Messrs. Marks and Leiner converted an aggregate of approximately $1,800,000 million in loans they had previously made to us into 1,800,000 million shares of Series D Convertible Preferred Stock (“Series D”).  Each share of Series D was convertible into 68.02721 shares of our Common Stock.  On December 30, 2013, Messrs. Marks and Leiner redeemed their Series D shares and these shares were cancelled but the loans remain discharged.  Additionally on December 30, 2013 they converted another $100,000 of officer loans into Series E Preferred Stock (“Series E”).  Each share of Series E stock has voting rights equal to 68.02721 common shares.  The Series E is not convertible into any of our common shares.  As a result of these transactions we reduced our debt and increased our equity by $1,900,000.  As of December 31, 2013 the balance on officer loans was approximately $3,777.

Also in October 2013, Messrs. Marks and Leiner agreed to forgive $944,000 in accrued salaries which represented the value of substantially all of their compensation from 2010 through July 1, 2013.   As a result of this forgiveness we reduced our debt and increased our equity by $944,000.  As of December 31, 2013 the balance on officer accrued salaries loans was $91,000.

During 2012 we sub-leased a portion of our office space from April 1, 2012 through November 30, 2013 to a related company, Illumination America for $1,500 per month.

For sponsorship purposes, during 2012 we issued 10,000 restricted shares of our Common Stock, valued at $0.30 per share, to Luke Marks, the son of Darren Marks, one of our current directors and our former CEO.  Luke Marks is ranked as one of the Top 20 under 16 (years of age) surfers in the world. We believe the shares issued are not material to our operations and represents compensation to Luke Marks for added positive publicity he is generating for us.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees to Auditors Fiscal Year ended December 31, 2013 and December 31, 2012

Audit Fees: The aggregate fees, including expenses, billed by our independent accountants for professional services rendered for the audit of our consolidated financial statements during the fiscal years ending December 31, 2013 and 2012 and for the review of our financial information included in our quarterly reports on Form 10-Q during the fiscal years ending December 31, 2013 and 2012 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ending December 31, 2013 and 2012 were $69,011 and $65,602, respectively.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of our audit or review of our financial statements during the years ended December 31, 2013 and 2012 were $2,950 and $2,150, respectively.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during years 2013 and 2012 were $820 and $10,885, respectively.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to us by our independent accountants during years 2013 and 2012 were $-0- and $-0-, respectively.

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

DNA BRANDS, INC.

Dated: April 15, 2014	By:
Eric Fowler, Principal Executive Officer

By:
Melvin Leiner, Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

April 15, 2014
Darren Marks, Director

April 15, 2014
Melvin Leiner, Director

DNA Brands, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DNA Brands, Inc.

We have audited the accompanying consolidated balance sheets of DNA Brands, Inc., its Subsidiary, and its Affiliate (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DNA Brands, Inc., its Subsidiary, and its Affiliate as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mallah Furman

Fort Lauderdale, FL
April 15, 2014

DNA BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS
Current assets
Cash and cash equivalents	$61,336	$—
Accounts receivable, net	8,750	19,347
Inventory	304,264	38,700
Prepaid expenses and other current assets	137,441	203,015
Total current assets	511,791	261,062
Property and equipment, net	11,800	20,339
Other assets	—	35,272
Total assets	$523,591	$316,673

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdrafts	$—	$11,042
Accounts payable	405,854	644,077
Accrued liabilities	1,217,285	1,767,536
Current portion of loans payable, net of discounts	438,375	—
Current portion of convertible debentures, net of discounts	445,289	222,095
Conversion options, derivative liabilities	336,884	243,623
Loans payable to officers	3,777	1,457,539
Total current liabilities	2,847,464	4,345,912
Convertible, subordinated debentures, net of discounts	173,875	698,741
Loans payable to related party	67,150	—
Total liabilities	3,088,489	5,044,653

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 2,100,000 and zero issued and outstanding, respectively	2,100	—
Common stock, $0.001 par value, 400,000,000 authorized, 177,594,187 and 65,476,313
issued and outstanding, respectively	177,594	65,476
Additional paid-in capital	26,232,375	21,082,749
Accumulated deficit	(28,976,967)	(25,876,205)
Total stockholders' deficit	(2,564,899)	(4,727,980)
Total liabilities and stockholders' deficit	$523,591	$316,673

The accompanying notes are an integral part of these consolidated financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Sales, net	$156,803	$249,416
Cost of goods sold	176,375	177,403
Gross margin	(19,572)	72,013
Operating expenses
Compensation and benefits	920,075	1,485,301
Depreciation expense	8,539	11,285
General and administrative expenses	464,143	689,282
Professional and outside services	876,192	1,282,929
Selling and marketing expenses	174,043	274,493
Total operating expenses	2,442,992	3,743,290
Loss from operations	(2,462,564)	(3,671,277)
Other income (expense)
Gain on conversion options, derivative liabilities	518,739	137,794
Other income	1,678	74,019
Interest expense	(1,158,616)	(984,880)
Total other income (expense)	(638,199)	(773,067)
Loss before income taxes	(3,100,763)	(4,444,344)
Income taxes	—	—
Net loss	$(3,100,763)	$(4,444,344)

Loss per share:
Basic and diluted	$(0.04)	$(0.09)

Weighted average number of common shares outstanding:
Basic and diluted	83,344,648	50,237,728

The accompanying notes are an integral part of these consolidated financial statements.

DNA BRANDS, INC.
 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
 FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Issued	Amount	Capital	Deficit	Total

Balance, December 31, 2011	—	$—	45,425,135	$45,425	$17,809,281	$(21,431,861	$(3,577,155)

Issuance of convertible, preferred stock in connection with private offerings	6,000	6	—	—	5,994	—	6,000
Conversion of convertible, preferred stock into common stock	(6,000	(6	20,000	20	-14	—	—
Issuance of common stock in connection with private offerings	—	—	4,616,067	4,616	323,008	—	327,624
Issuance of common stock in exchange for consulting, professional and other services	—	—	6,608,764	6,609	1,089,996	—	1,096,605
Issuance of common stock as compensation to employees and officers	—	—	4,595,000	4,595	530,255	—	534,850
Issuance of common stock in connection with convertible debenture offering	—	—	100,000	100	11,900	—	12,000
Issuance of common stock in connection with common stock warrant exercises	—	—	611,681	611	152,309	—	152,920
Conversion of convertible debentures into common stock	—	—	3,499,666	3,500	521,450	—	524,950
Fair market value of warrants issued in conjunction with subordinated debentures	—	—	—	—	63,620	—	63,620
Recognition of beneficial conversion features embedded with convertible debentures	—	—	—	—	574,950	—	574,950
Net loss	—	—	—	—	—	(4,444,344	(4,444,344)

Balance, December 31, 2012	—	$—	65,476,313	$65,476	$21,082,749	$(25,876,205	$(4,727,980)

Issuance of convertible, preferred stock in connection with forgiveness of officer loans	300,000	300	—	—	199,700	—	200,000

Issuance of common stock in connection with private offerings	—	—	30,426,664	30,427	539,373	—	569,800
Issuance of common stock in exchange for consulting, professional and other services	—	—	19,947,434	19,947	542,739	—	562,686
Issuance of common stock as compensation to employees and officers	—	—	1,800,000	1,800	104,200	—	106,000
Conversion of convertible debentures and accrued interest into common stock	—	—	59,943,776	59,944	848,728	—	908,672

Forgiveness of officer loans & accrued salaries by officers	1,800,000	1,800	—	—	2,842,200	—	2,844,000
Recognition of beneficial conversion features embedded with convertible debentures	—	—	—	—	63,696	—	63,696
Recognition of common stock options issued to employee	—	—	—	—	8,990	—	8,990
Net loss	—	—	—	—	—	(3,100,763	(3,100,763)

Balance, December 31, 2013	2,100,000	$2,100	177,594,187	$177,594	$26,232,375	$(28,976,968	$(2,564,899)

The accompanying notes are an integral part of these consolidated financial statements.

DNA BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Cash flows from operating activities:
Net loss	$(3,100,763)	$(4,444,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,539	11,285
(Gain) on conversion options, derivative liabilities	(518,739)	(137,794)
Non-cash interest expense related to convertible debentures	987,237	822,792
Allowance for doubtful accounts-includes allowance on employee receivables	148,344	43,118
Common stock and common stock warrants issued in exchange for services	562,686	114,315
Common stock issued in connection with convertible debt	-	1,108,605
Common stock issued as employee compensation	106,000	534,850
Share based compensation expense related to employee stock option grants	8,990
Changes in operating assets and liabilities:
Accounts receivable	(3,203)	42,192
Inventory	(265,563)	140,663
Prepaid expenses and other current assets	(68,970)	(171,368)
Other assets	35,272	(10,073)
Bank overdrafts	(11,042)	(8,115)
Accounts payable	(238,223)	(58,224)
Accrued liabilities	481,854	411,961
Net cash used in operating activities	(1,867,581)	(1,600,137)
Cash flows from financing activities:
Net proceeds from loans payable	265,000	-
Net proceeds from (payments on) officer loans	646,238	679,101
Net proceeds from convertible debentures	387,000	437,668
Net proceeds from loans payable to related party	67,150	-
Repayments on loans payable	(6,271)	(3,176)
Net proceeds from the issuance of convertible, preferred stock	-	6,000
Net proceeds from the issuance of common stock	569,800	327,624
Net proceeds from the exercise of common stock warrants	-	152,920
Net cash provided by financing activities	1,928,917	1,600,137
Net change in cash and cash equivalents	61,336	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$61,336	$-

Supplemental disclosures:
Interest paid	$10,229	$109,343
Income taxes paid	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Preferred stock issued in connection with conversion of loans payable to officers	$300,000	$-
Common stock issued in connection with conversion of convertible debentures	$820,567	$536,500
Common stock issued in connection with conversion of accrued interest	$88,105	$536,500
Forgiveness of officers loans and accrued salaries contributed as capital	$2,744,000	$-
Discounts on convertible debentures	$416,832	$905,669
Warrants issued in conjunction with convertible debentures	$63,696	$-

The accompanying notes are an integral part of these consolidated financial statements.

DNA Brands, Inc.
Notes to Consolidated Financial Statements

1. Organization and Summary of Significant Accounting Policies

Company Overview and History

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc.  Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company.  We currently produce, market and sell a proprietary line of five carbonated blends of DNA Energy Drink®, Citrus, Sugar Free Citrus, Original (a unique combination of Red Bull® and Monster® energy drinks), Cryo- Berry (a refreshing mix of cranberry and raspberry) and Molecular Melon (a cool and refreshing taste); as well as three milk based energy coffees with fortified with Omega 3. These flavors are Mocha, Vanilla Latte and Carmel Macchiato.

Our current business commenced in May 2006 in the State of Florida under the name Grass Roots Beverage Company, Inc. (“Grass Roots”).  Initial operations of Grass Roots included development of our energy drinks, sampling and other marketing efforts and initial distribution in the State of Florida.  In May 2006 we formed DNA Beverage Corporation, a Florida corporation (“DNA Beverage”).  Our early years were devoted to brand development, creating awareness through heavy sampling programs and creating credibility among our then core demographic by concentrating marketing efforts on action sports locations and events (surf, motocross, skate, etc.).

Effective July 6, 2010, we executed agreements to acquire all of the assets, liabilities and contract rights of DNA Beverage and 100% of the common stock of DNA Beverage’s wholly owned subsidiary Grass Roots Beverage Company, Inc. (“Grass Roots”) in exchange for the issuance of 31,250,000 shares of our common stock. The share issuance represented approximately 94.6% of our outstanding shares at the time of issuance.  As a result of this transaction we also changed our name to “DNA Brands, Inc.”

Grass Roots was dissolved and ceased activity on December 31, 2013.

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

Revenue Recognition

The Company derives revenues from the sale of carbonated energy drinks and other related products. Revenue is recognized when all of the following elements are satisfied: (i) there are no uncertainties regarding customer acceptance; (ii) there is persuasive evidence that an agreement exists; (iii) delivery has occurred; (iv)legal title to the products has transferred to the customer; (v) the sales price is fixed or determinable; and (vi) collectability is reasonably assured.

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

Advertising expenses

Advertising costs are expensed as incurred. Advertising expenses amounted to $-0- and $13,289 for the years ended December 31, 2013 and December 31, 2012, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, derivative liabilities, and loans payable. The carrying values of the financial instruments approximate their fair value due to the short-term nature of these instruments. The fair values of the loans payable have interest rates that approximate market rates.

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

No events or changes in circumstances have been identified which would impact the recoverability of the Company’s long-lived assets reported at December 31, 2013 and 2012.

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

Income Taxes

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized

The Company follows the provisions of the FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109 ("FIN 48"). FASB Statement No. 109 has been codified in ASC Topic 740. ASC Topic 740 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with ASC Topic 740. This first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company concluded that there were no uncertain tax positions as of December 31, 2013 and 2012.

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

3. Going Concern

As reflected in the accompanying financial statements, the Company has recorded net losses of $3,100,763 and $4,444,344 for the years ended December 31, 2013 and 2012, respectively. Net cash used in operations from the same periods were $1,867,581 and $1,600,137 respectively. At December 31, 2013, the Company had a working capital deficit of $2,335,673 and a stockholders’ deficit of $2,564,899. These matters raise a substantial doubt about the Company’s ability to continue as a going concern.

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

4. Inventory

The following table sets forth the composition of the Company’s inventory at December 31, 2013 and 2012:

	2013	2012

Raw materials	$16,652	$—
Finished goods – beverages	287,612	38,700
Total inventory	$304,264	$38,700

5. Accounts Receivable and Customer Credit Concentration

The following table sets forth the composition of the Company’s accounts receivable at December 31, 2013 and 2012:

	2013	2012

Accounts Receivable	$26,414	$29,074
Less: Allowance for doubtful accounts	(17,664)	(9,727)
Accounts Receivable, net	$8,750	$19,347

Bad debt expense which is included in Selling and Marketing expenses on the accompanying consolidated statement of Operations for the years ended December 31, 2013 and 2012 was $148,344 and $43,118, respectively.

Due to the low balances of accounts receivables as of December 31, 2013, concentration of customer balances is not considered material.

During 2013 four customers accounted for approximately 28.5%, 15.0%, 13.4% and 12.2% of the Company’s sales, respectively. During 2012, three customers accounted for approximately 24.1%, 14.8% and 10.3% of the Company’s sales, respectively.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

6. Prepaid Expenses and Other Assets

The following table sets forth the composition of the Company’s prepaid expenses and other assets at December 31, 2013 and 2012:

	2013	2012

Short-term security deposit	$6,000	$22,000
Employee and other advances, net	—	88,420
Prepaid services	131,441	127,867
Total prepaid expenses and other assets	137,441	238,287
Less: Non-current portion of employee advances, net	—	35,272
Prepaid expenses and other current assets	$137,441	$203,015

7. Property and Equipment, Net

The following table sets forth the composition of the Company’s property and equipment at December 31, 2013 and 2012:

	2013	2012

Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	75,907	75,907
Accumulated depreciation	(91,953)	(83,414)
Total property and equipment, net	$11,800	$20,339

Depreciation expense for the years ended December 31, 2013 and 2012 was $8,539 and $11,285, respectively.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

8. Accrued Liabilities
The following table sets forth the composition of the Company’s accrued expenses as of December 31, 2013 and 2012:

	2013	2012

Salaries and bonuses	$505,884	$1,045,888
Interest expense on convertible debentures	202,648	85,927
Professional services	51,035	34,074
Payroll taxes and penalties	449,332	601,647
Other	8,386
Total accrued expenses	$1,217,285	$1,767,536

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

In October 2013, Messrs. Marks and Leiner agreed to forgive $944,000 in accrued salaries which represented the value of substantially all of their compensation from 2010 through July 1, 2013.   As a result of this forgiveness we reduced our debt and increased our equity by $944,000.  As of December 31, 2013 the Company’s officers were due approximately $91,000 as a result of their deferrals and forgiveness; and its employees were owed $414,885.

As of December 31, 2013 and 2012, accrued payroll taxes and penalties represented the unpaid portion of employer and employee payroll taxes totaling $314,122 and $466,347 respectively;and the Company has estimated potential penalties associated with these unpaid amounts to be $135,210 and $135,210 as of December 31, 2013 and 2012, respectively. The Company has engaged the services of a professional experienced in payroll tax matters to work with the Company and the Internal Revenue Service (IRS) to achieve a re-payment plan acceptable to the IRS. During 2013 and 2012 the Company made payments of $248,394 and $59,144, respectively against this liability.

9. Loans payable

The composition of loans payable at December 31, 2013 and December 31, 2012 was as follows:

	December 31, 2013	December 31, 2012

Loans payable	$530,000	$—
Discounts	(91,625)	—
Loans payable current, net of discounts	$438,375	$—

In June 2013, the Company entered into a loan agreement with Beverage LLC and received gross proceeds of $265,000. In accordance with ACS 810- 10-55, the Company considered its relationship with, and the terms of its interest in, Beverage LLC and determined that it was a VIE that should be consolidated into its financial statements. The Company’s involvement with Beverage LLC is that it serves as an entity to obtain inventory financing for DNA.

As of December 31, 2013 and December 2012 the amounts included in the consolidated liabilities, which are reported in loans payable  (before discount) total $530,000 and $-0- respectively, relating to Beverage LLC. The loans payable bear interest at a rate of 6% per annum and are scheduled to be repaid to the lenders in equal installments of 66.67% of the original principal on September 30, 2013, December 31, 2013 and March 31, 2014. The aggregate value of the repayment installments totals $530,000.  September and December installment payments were not made. The loan is in default and the default interest rate of 10% per annum.

10. Convertible Debentures, Net of Discounts

A summary of all convertible notes outstanding at December 31, 2013 and 2012 are as follows:

Issue Date	Default Interest Rate	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares
02/18/2011		12%	$300,000	02/18/2014	50.00
07/18/2011		12%	25,000	07/14/2014	50.00	(1)
07/28/2011		3.75%	93,729	07/31/2015	50.00	(1)
08/26/2011		12%	50,000	08/25/2015	50.00	(1)
02/01/2012		12%	75,000	01/31/2013	3.73
07/02/2012	18%	12%	60,000	07/01/2013	125.00	(2)
04/25/2012		12%	30,000	04/25/2013	3.33
09/17/2013		6%	31,500	09/17/2014	92.17	(3)
11/21/2013		12%	20,600	11/21/2014	107.87	(4)
11/07/2013		8%	53,000	08/08/2014	108.89	(5)
10/31/2013		18%	204,000	01/01/2016	96.55	(6)
Total			$942,829

(1)
The Company has determined the conversion ratio as of December 31, 2013. These debentures were convertible at a conversion price equal to 80% of the average share price of the Company’s common stock for the ten (10) previous trading days prior to conversion. As a result, the conversion ratio may fluctuate from period to period. Modified to $0.02 on October 15, 2013.

(2)
The Company has determined the conversion ratio as of December 31, 2013. These debentures are convertible at a conversion price equal to the lesser of 75% of the average share price of the Company’s common stock for the five (5) previous trading days prior to conversion or a base conversion price equivalent to the lowest issued price per share. As a result, the conversion ratio may fluctuate from period to period.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

(3)
The Company has determined the conversion ratio as of December 31, 2013. These debentures are convertible at a conversion price equal to 70% of the lowest closing bid price of the Company’s common stock on the four previous trading days prior to and day of conversion, but not less than $0.0001. As a result, the conversion ratio may fluctuate from period to period.

(4)
The Company has determined the conversion ratio as of December 31, 2013. These debentures are convertible at a conversion price equal to 50% of the lowest intra-day price of the Company’s common stock on the 10 previous trading days prior to the day of conversion. As a result, the conversion ratio may fluctuate from period to period.

(5)
The Company has determined the conversion ratio as of  December 31, 2013. These debentures are convertible at a conversion price equal to 58% of the average of the 3 lowest share closing bid prices of the Company’s common stock on the 10 previous trading days prior to the day of conversion. As a result, the conversion ratio may fluctuate from period to period.

(6)
The Company has determined the conversion ratio as of  December 31, 2013. These debentures are convertible at a conversion price equal to 50% of the lowest closing bid price of the Company’s common stock on the 20 previous trading days prior to the day of conversion. As a result, the conversion ratio may fluctuate from period to period.

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

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

During the second quarter of 2013, the Company recorded $65,000 in gross proceeds from the issuance of three convertible debentures. The debentures bear interest at 12% per annum, which is payable in cash at the time of maturity. The debentures are convertible at any time prior to maturity into 216,667 shares of the Company’s common stock. As further inducement, the Company issued the lenders 216,667 common stock warrants exercisable at $1.50 per share. If unexercised, the warrants will expire on February 28, 2017. Using the Black-Scholes model, the warrants were valued at $69,455 and recorded as a discount up to the principal amount of the debentures. This discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements. As of December 31, 2013, two of the debentures totaling $35,000 in principal value were converted into 316,667 shares of common stock. Some of the original conversion terms were modified prior to the notes’ conversions. The remaining $30,000 debenture is in default, as its maturity date was April 25, 2013.

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

On October 31, 2013, the Company issued a convertible debenture in the amount of $204,000. The debenture bears interest at 18% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 50% of the lowest closing bid price of the Company’s common stock on the twenty previous trading days prior to and day of conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $204,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

On November 6, 2013, the Company issued a convertible debenture in the amount of $53,000. The debenture bears interest at 8% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 58% of the average of the 3 lowest share closing bid prices of the Company’s common stock on the ten previous trading days prior to and day of conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $48,533, its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

On November 6, 2013, the Company issued a convertible debenture in the amount of $125,000. The debenture bears interest at 10% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 50% of the lowest share closing bid price of the Company’s common stock on the twenty  previous trading days prior to and day of conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $125,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

On November 6, 2013, the Company issued a convertible debenture in the amount of $80,000. The debenture bears no interest and is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 50% of the average share closing bid price of the Company’s common stock on the thirty  previous trading days prior to and day of conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $80,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

On November 21, 2013, the Company issued a convertible debenture in the amount of $100,000. The debenture bears interest at 12% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 50% of the lowest share intra-day price of the Company’s common stock on the ten  previous trading days prior to and day of conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Black-Scholes model, the beneficial conversion feature was valued at $100,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

	December 31, 2013	December 31, 2012

Convertible notes-face value	$942,829	$1,337,668
Loan discount	(617,729)	(714,674)
Amortization of loan discount	294,064	297,842
Current portion	(445,289)	(222,095)
Convertible, subordinated debentures, net of discounts and current portion	$173,875	$698,741

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2013 and 2012.

	2013	2012
Expected dividend yield (1)	—%	—%
Risk-free interest rate (2)	0.10 – 1.32%	0.15 – 0.62
Expected volatility (3)	202.3 – 253.5%	140.7 – 2305.60%
Expected life (in years) (4)	0.60 – 4.00	0.75 – 3.60
______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of the Company's common stock trading price.
(4)	The expected life represents the due date of the note.

11. Embedded Conversion on Option Liabilities

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of December 31, 2013 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	December 31, 2013	December 31, 2012
Note inception date fair value allocated to debt discount	—%	—%
Change in fair value – (gain)	0.10 – 0.38%	0.16 – 0.71%
Embedded conversion option derivative liability fair value on December 31, 2013	223.0 –316.50%	153.3 – 280.1%
	0.15 – 2.17	1.00 – 4.00
__________________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended December 31, 2013 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or twenty four months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

Additionally the Company calculated the fair value for the embedded derivative options by using Monte Carlo simulation to estimate the fair value of the embedded derivatives. In order to estimate the fair value the Company estimated the potential impact of future financing needs on the convertible notes. A Monte Carlo simulation is a method used to iteratively calculate the value of the warrants using simulated stock price paths over the life of the warrants. A summary of the assumptions is as follows:

Volatility: 224.2 - 253.5%

Risk-free Rate: 0.10 - 0.38%

The Company compared both methods and used the lowest value of the two methods.

The following reflects the initial fair value on the note inception date and changes in fair value through December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012
Note inception date fair value allocated to debt discount	$878,916	$267,099
Change in fair value – (gain)	(554,216)	(58,717)
Embedded conversion option derivative liability fair value on December 31, 2013	$324,700	$208,682

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)
12. Fair Value

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

Level 1—Quoted market prices for identical assets or liabilities in active markets or observable inputs;

Level 2—Significant other observable inputs that can be corroborated by observable market data; and

Level 3—Significant unobservable inputs that cannot be corroborated by observable market data.

The carrying amounts of cash, accounts receivable, accrued salaries payable, accounts payable and other liabilities, accrued interest payable, due to related parties and notes payable - related party approximate fair value because of the short-term nature of these items.
The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the assets that are measured at fair value on a recurring basis.

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
December 31, 2013	$336,884	$-	$-	$336,884
December 31, 2012	$243,623	$-	$-	$243,623

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

	For the Year Ended December 31,
	2013	2012
Beginning balance	$243,623	$-
Aggregate fair value of conversion features upon issuance	878,916	381,414
Change in fair value of conversion features	(785,655)	(137,791)
Ending balance	$336,884	$243,623

13. Loans Payable to Officers

The following table summarizes the Company’s loans payable to officers as of December 31, 2013 and 2012:

	2013	2012

Loans payable to officers	$3,777	$1,457,539

Since the Company’s inception, its principal executive officers have loaned the Company significant amounts of operating capital on an interest free basis and without formal repayment terms.

14. Loans Payable to Related Party

Our directors are also executive officers of a company called Illuminations America LLC (“Illuminations”) involved with LED lighting. During 2013 Illuminations loaned DNA $67,150.  The following table summarizes the Company’s loans payable to a related party as of December 31, 2013 and 2012:

	2013	2012

Loans payable to related party	$67,150	$—

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

15. Equity

Preferred and Common Stock

At December 31, 2013 the Company was authorized to issue 10,000,000 shares of $0.001 Preferred Stock and 400,000,000 shares of $0.001 par value Common Stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

On October 21, 2013 the Company authorized the issuance of 1,800,000 shares of Series D Preferred Stock (“Series D”) and issued 900,000 shares of Series D to Darren Marks in settlement of $900,000 owed by the Company to Mr. Marks; and  issued 900,000  shares of its Series D to Mel Leiner in settlement of $900,000 owed by the Company to Mr. Leiner. Each share of Series D Convertible Preferred Stock is convertible into 68.2721 shares of our Common Stock. If all of these shares are converted it would result in the issuance of 122,448,780 shares.

On December 27, 2013 Messrs. Marks and Leiner returned their Series D shares and these shares were cancelled.  Additionally on December 27, 2013 the Company authorized the issuance of 1,800,000 shares of Series E Preferred Stock (“Series E”) and issued 900,000 shares of Series E to Darren Marks in settlement of $50,000 owed by the Company to Mr. Marks; and  issued 900,000  shares of its Series E to Mel Leiner in settlement of $50,000 owed by the Company to Mr. Leiner.  Each share of Series E stock has voting rights equal to 68.02721 common shares.  The Series E is not convertible into any of our common shares.

At December 31, 2013 and 2012, preferred stock issued and outstanding 2,100,000 and 0 shares, respectively. At December 31, 2013 and 2012, common stock issued and outstanding totaled 177,594,187 and 65,476,313 shares, respectively.

Historically, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt.

Stock Options

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of December 31, 2013 and 2012, the Company had not granted any options pursuant to either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

	Number of Options	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding and exercisable on December 31, 2012	226,076	$1.49	1.53
Granted	100,000	0.25	4.01
Exercised	—	—	—
Forfeited and expired	—	—	—
Outstanding and exercisable on December 31, 2013	326,076	$$1.11	2.29

Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price. The aggregate intrinsic value of stock options outstanding and exercisable as of December 31, 2013, was $-0-.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the closing price of the Company’s common stock of $0.0265 at December 31, 2013, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2013 and 2012, there was $-0- in unrecognized compensation related to stock options outstanding. All outstanding stock options are vested. Since the inception of the Company, no stock options have been exercised.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

Stock Warrants

The following table reflects all outstanding and exercisable warrants for the years ended December 31, 2013 and 2012. All stock warrants are immediately vested upon issuance and are exercisable for a period five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2011	3,649,503	$1.56	2.57
Warrants issued	780,000	$0.73	4.68
Warrants exercised	(611,882)	$0.25
Balance, December 31, 2012	3,817,621	$1.39	2.14
Warrants issued	216,666	$1.50	3.16
Warrants exercised	-
Warrants expired	(1,490,601)	$1.52
Balance, December 31, 2013	2,543,686	$1.32	2.30
_____________
(1)	The remaining contractual life of the warrants outstanding as of December 31, 2013 ranges from .01 to 4.00 years.

The value of the common stock options and warrants has been determined using the following Black Scholes methodology:

	2013	2012
Expected dividend yield (1)	0.00%	0.00%
Risk-free interest rate (2)	.72%	0.16%-0.71%
Expected volatility (3)	303.70%	153.3%-297.4%
Expected life (in years)	5.00	1.00-7.00
_______________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility of the Company stock is based on historical trading prices.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

Warrant Issued in Exchange for Services

On February 1, 2012, the Company issued warrants to purchase 500,000 shares of the Company’s common stock to an investor relations professional engaged by the Company. The warrants can be exercised at a price equal to 70% of the average share price of the Company’s common stock for the 5 previous trading days prior to conversion. They expire on January 31, 2017. No warrants were issued for services in 2013.

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

December 31, 2013
Expected dividend yield (1)	—%
Risk-free interest rate (2)	0.72%
Expected volatility (3)	241.9%
Expected life (in years) (4)	5.00

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended December 31, 2012 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or twenty four months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

The following reflects the initial fair value on the date of grant and changes in fair value through December 31, 2013:

Grant date fair value allocated to derivative liability	$114,315
Change in fair value – (gain)	(102,131)
Option derivative liability fair value on December 31, 2013	$12,184

Stock Bases Compensation

For the years ended December 31, 2013 and 2012 we recorded $8,990 and $0, respectively, in stock based compensation.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

16.  Earnings Per Share

In accordance with ASC 260, which replaced SFAS No. 128, Earnings per Share, basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share, except that the denominator is increased to include all potential dilutive common shares, including outstanding options and warrants. Potentially dilutive common shares have been excluded from the diluted loss per common share computation for each of the two years ended December 31, 2013 and 2012 because such securities have an anti-dilutive effect on loss per share due to the Company’s net loss.

The following table sets forth as of December 31, 2013 and 2012 the number of potential shares of common stock issuable that have been excluded from diluted earnings per share because their effect was anti-dilutive:

	2013	2012
Stock options	326,076	226,076
Outstanding unexercised warrants	2,542,686	3,817,622
Total	2,886,762	4,043,698

17.  Income Taxes

The actual income tax expense for 2013 and 2012 differs from the statutory tax expense for the year (computed by applying the U.S. federal corporate tax rate of 34.4% to income before provision for income taxes) as follows:

	2013	Effective Tax Rate		2012	Effective Tax Rate
Federal taxes at statutory rate	$(1,064,547)	34.40%		$(1,528,854)	34.4%
State income taxes, net of federal tax benefit	(111,654)	3.61%		(160,352)	3.61%
Change in valuation allowance	1,176,201	(38.01	) %	1,689,206	(38.01%)
Total	$—	0.00%		$—	0.00%

The following table represents the tax effects of significant items that give rise to deferred taxes as of December 31, 2013 and 2012:

	2013	2012
Deferred tax asset:
Net operating loss carryforward	$4,263,409	$3,182,740
Temporary differences	1,653,911	1,558,650
	5,917,321	4,741,120
Less: Valuation allowance	(5,917,321)	(4,714,120)
Net deferred tax asset	$—	$—

As of December 31, 2013, the Company has available approximately $11,223,286 of operating loss carryforwards before applying the provision of IRC Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses expire beginning in the year 2022. As of December 31, 2013 and 2012, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carryforwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

DNA Brands, Inc.
Notes to Consolidated Financial Statements (Continued)

The net operating loss is comprised as follows:

Loss from Operations - 2013	$(3,100,763)
Loss from Operations - 2012	(4,444,344)
Loss from Operations - 2011	(4,472,848)
Loss from Operations - 2010	(3,433,761)
Loss from Operations - 2009	(56,199)
Loss from Operations - 2008	(66,853)
Subtotal	(15,574,768)

Add-back temporary differences:
Common stock issued as employee compensation	889,000
Common stock issued in exchange for services	3,293,456
Shared based compensation expense on stock options	44,526
Officers' salaries - deferred	124,500
Preliminary NOL	$(11,223,286)

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

The acquisition of Grass Roots Beverage Company, Inc. on July 6, 2010 (see Note 1) and various other equity transactions resulted in an ownership change pursuant to Section 382. The utilization of the $123,052 net operating loss as of December 31, 2013 is limited under IRC Section 382.

The tax years 2008 through 2013 remain open to examination by federal authorities and state jurisdictions where the Company operates.

18.  Commitments

As of December 31, 2013, the Company is committed to future minimum payments under non-cancelable operating leases for vehicles, office rent and equipment as follows:

2014	$99,780
2015	101,668
2016	91,031
2017	36,673
Total	$329,153

Leases

The Company leases office and warehouse space in Boca Raton, Florida at the rate of approximately $5,589 per month with minimal escalation clauses and is committed to these payments until June 2017 when the Company’s lease expires. The total rent expense commitment through June 2017 amounts to $245,594. Our rent expense for the years ended December 31, 2013 and 2012 was $68,417 and $151,901 respectively.

Additionally, the Company has commitments with a truck leasing company for $17,292 in 2014, and $50,435 in total through 2017. The Company also has commitments for copiers of $21,669 through 2016. The Company also has miscellaneous other commitments through 2015 that aggregate to $11,454.