Form 10-Q
period 2014-03-31
DNA BRANDS INC
filed 2014-05-20
CIK 1419995

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2014

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
(Do not check if a smaller reporting
company)

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 18, 2014 was 239,865,083 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DNA BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$110,379	$61,336
Accounts receivable, net	4,445	8,750
Inventory, net	271,725	304,264
Prepaid expenses and other current assets	41,794	137,441
Total current assets	428,343	511,791
Property and equipment, net	9,772	11,800
Total assets	$438,115	$523,591
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$382,636	$405,854
Accrued liabilities	1,338,894	1,217,285
Current portion of convertible subordinated debentures, net of discounts	242,082	445,289
Loans payable, net of discounts	516,786	438,375
Conversion options, derivative liabilities	729,132	336,884
Loans payable to officers	3,757	3,777
Total current liabilities	3,213,287	2,847,464
Long-term portion of convertible, subordinated debentures, net of discounts	234,681	173,875
Loans payable to related party	42,150	67,150
Total liabilities	3,490,118	3,088,489
Commitments and contingencies
Stockholders' deficit
Preferred stock, $0.001 par value, 10,000,000 authorized, 2,100,000 issued and outstanding	2,100	2,100
Common stock, $0.001 par value, 400,000,000 authorized, 213,183,424 and 177,594,187 shares issued and outstanding	213,184	177,594
Additional paid-in capital	26,503,409	26,232,375
Accumulated deficit	(29,770,696)	(28,976,967)
Total stockholders' deficit	(3,052,003)	(2,564,899)
Total liabilities and stockholders' deficit	$438,115	$523,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

	2014	2013
Sales	$48,073	$37,948
Cost of goods sold	37,057	39,127
Gross margin (deficit)	11,016	(1,179)
Operating expenses
Compensation and benefits	265,638	241,734
Depreciation expense	2,028	2,197
General and administrative expenses	91,948	122,088
Professional and outside services	229,905	193,099
Selling and marketing expenses	35,110	27,761
Total operating expenses	624,629	586,879
Loss from operations	(613,613)	(588,058)
Other income (expense)
Gain on fair value adjustment for derivative liabilities	115,015	106,925
Interest expense	(297,823)	(165,453)
Other income	2,693	—
Total other income (expense)	(180,115)	(58,528)
Loss before income taxes	(793,728)	(646,586)
Income taxes	—	—
Net loss	$(793,728)	$(646,586)

Loss per share:
Basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	183,211,402	64,832,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(793,728)	$(646,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,028	2,197
Gain on conversion options, derivative liabilities	(115,015)	(106,925)
Non-cash interest expense related to discount on convertible subordinated debentures	182,163	117,876
Non-cash interest expense related to loans payable	78,411	—
Allowance for doubtful accounts-includes allowance on employee receivables	2,836	(4,998)
Provision for excess and obsolete inventory	—	8,099
Common stock and common stock warrants issued in exchange for services	—	88,829
Common stock issued as employee compensation	—	40,000
Share based compensation expense related to employee stock option grants	8,987	8,990
Changes in operating assets and liabilities:
Accounts receivable	1,469	11,097
Inventory	32,539	22,502
Prepaid expenses and other current assets	95,647	28,073
Other assets	—	(6,000)
Bank overdraft	—	(11,042)
Accounts payable	(23,220)	30,871
Accrued expenses	125,283	(25,176)
Net cash used in operating activities	(402,600)	(442,193)
Cash flows from financing activities:
Net proceeds from (repayments on) loans payable to officers	(20)	309,500
Net repayments on loans payable	(1,837)	—
Net repayments on loans payable related party	(25,000)	—
Net proceeds from the issuance of convertible debentures	285,000	—
Net proceeds from the issuance of common stock	193,500	147,500
Net cash provided by financing activities	451,643	457,000
Net change in cash and cash equivalents	49,043	14,807
Cash and cash equivalents at beginning of period	61,336	—
Cash and cash equivalents at end of period	$110,379	$14,807

Supplemental disclosures:
Interest paid	$3,710	$13,596

Supplemental disclosures of non-cash investing and financing activities:
Common stock issued in connection with conversion of convertible debentures and accrued interest	$104,137	$—
Discounts on convertible debentures	$507,263	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DNA Brands, Inc.

Notes to Condensed Consolidated Financial Statements

1.  Organization and Summary of Significant Accounting Policies

DNA Brands, Inc. (hereinafter referred to as “us,” “our,” “we,” the “Company” or “DNA”) was incorporated in the State of Colorado on May 23, 2007 under the name Famous Products, Inc. Prior to July 6, 2010 we were a holding company operating as a promotion and advertising company. We currently produce, market and sell a proprietary line of five carbonated blends of DNA Energy Drink®, Citrus, Sugar Free Citrus, Original (a unique combination of Red Bull® and Monster® energy drinks), Cryo-Berry (a refreshing mix of cranberry and raspberry) and Molecular Melon (a cool and refreshing taste); as well as three milk based energy coffees fortified with Omega 3. These flavors are Mocha, Vanilla Latte, and Carmel Macchiato.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles  applicable  to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for  complete  financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

 See Note 1 in the Company’s audited 2013 consolidated financial statements in Form 10-K for a summary of the Company’s significant accounting policies.

2.  Recently Issued Accounting Pronouncements

Accounting standards that have been issued or proposed by the Financial Accounting Standards Board ("FASB") or other standard-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

3.  Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business as they become due.

During the three month period ended March 31, 2014, the Company recorded a net loss of $793,728 and had positive cash flows of $49,043. At March 31, 2014, the Company had a working capital deficit of $2,784,944 and a stockholders’ deficit of $3,052,003. The Company has relied, in large part, upon debt and equity financing to fund its operations. These matters collectively raise a substantial doubt about the Company’s ability to continue as a going concern.

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

4.  Inventory, Net

The following table sets forth the composition of the Company’s inventory at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(unaudited)
Raw materials	$13,652	$16,652
Finished goods-beverages	258,073	287,612
Total inventory, net	$271,725	$304,264

5.  Accounts Receivable, Net

The following table sets forth the composition of the Company’s accounts receivable at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(unaudited)
Accounts receivable	$22,109	$26,414
Allowance for doubtful accounts	(17,664)	(17,664)
Accounts receivable, net	$4,445	$8,750

Bad debt expense (recovery) which is included in selling and marketing expenses related to the Company’s trade accounts receivable for three month periods ended March 31, 2014 and 2013 was $2,836 and $(4,998) respectively.

6.  Prepaid Expenses and Other Assets

The following table sets forth the composition of the Company’s prepaid expenses and other assets at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(unaudited)
Short-term security deposit	$6,000	$6,000
Prepaid services	35,794	131,441
Prepaid expenses and other current assets	$41,794	$137,441

7.  Property and Equipment, Net

	March 31, 2014	December 31, 2013
	(unaudited)
Equipment	$18,690	$18,690
Furniture and fixtures	9,156	9,156
Vehicles	75,907	75,907
Accumulated depreciation	(93,981)	(91,953)
Total property and equipment, net	$9,772	$11,800

Depreciation expense for the three month periods ended March 31, 2014 and 2013 was $2,028 and $8,539, respectively.

8.  Accrued Liabilities

The following table sets forth the composition of the Company’s accrued expenses at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(unaudited)
Salaries and bonuses	$610,307	$505,884
Interest expense on convertible debentures	234,351	202,648
Professional services	45,035	51,035
Payroll taxes and penalties	449,194	449,332
Other	7	8,386
Total accrued expenses	$1,338,894	$1,217,285

In October 2013, Messrs. Marks and Leiner agreed to forgive $944,000 in accrued salaries which represented the value of substantially all of their compensation from 2010 through July 1, 2013. As a result of this forgiveness we reduced our debt and increased our equity by $944,000. As of March 31, 2014 and December 31, 2013 the Company’s officers were due $143,500 and $91,000 as a result of their deferrals and forgiveness; and its employees were owed $466,808 and  $414,885, respectively.

As of March 31, 2014 and December 31, 2013, accrued payroll taxes and penalties representing the unpaid portion of employer and employee payroll taxes totaled $217,906 and $314,122, respectively. The Company has estimated potential penalties associated with these unpaid amounts to be $231,288 and $135,210 as of March 31, 2014 and December 31, 2013, respectively. The Company has engaged the services of a professional experienced in payroll tax matters to work with the Company and the Internal Revenue Service ("IRS") to achieve a re-payment plan acceptable to the IRS. During three months ended March 31, 2014 and the year ended December 31, 2013 the Company made payments of $0 and $248,394, respectively against this liability.

9.  Loans Payable, Net of Discounts

The composition of loans payable at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
	(unaudited)
Loans Payable	$530,000	$530,000
Discounts	(13,214)	(91,625)
Loans payable, net of discounts	$516,786	$438,375

In June 2013, the Company entered into a loan agreement with Beverage Production and Inventory, LLC  ("Beverage") and received a loan of $265,000. In accordance with ACS 810- 10-55, the Company considered its relationship with, and the terms of its interest in, Beverage and determined that it was a VIE that should be consolidated into its financial statements. The Company’s involvement with Beverage is that it serves as an entity to obtain inventory financing for DNA.

As of March 31, 2014 and December 31, 2013 the amounts included in the consolidated liabilities, which are reported in loans payable (before discount) total $530,000 and $530,000 respectively, relating to Beverage . The loans payable bear interest at a rate of 6% per annum and were scheduled to be repaid to the lenders in equal installments of 66.67% of the original principal on September 30, 2013, December 31, 2013 and March 31, 2014. The aggregate value of the repayment installments totals $530,000.  September, December and March installment payments were not made.

10.  Convertible Debentures, Net of Discounts

A summary of all convertible notes outstanding at March 31, 2014:

	Default Interest	Interest Rate	Face Value	Original Due Date	Conversion Rate of Face Value to Common Shares
02/18/2011		12%	$100,000	02/18/2014	50.00
07/18/2011		12%	25,000	07/14/2014	50.00	(1)
07/28/2011		3.75%	93,729	07/31/2015	50.00	(1)
02/01/2012		12%	75,000	01/31/2013	3.73
07/02/2012	18%	12%	60,000	07/01/2013	78.43	(2)
04/25/2012		12%	30,000	04/25/2013	3.33
11/07/2013		8%	53,000	08/08/2014	101.42	(3)
10/31/2013		18%	204,000	01/01/2016	117.65	(4)
01/21/2014		6%	40,550	01/21/2015	84.03	(5)
01/21/2014		12%	59,250	01/21/2015	117.65	(6)
02/11/2014		12%	50,000	02/11/2015	117.65	(7)
02/12/2014		—	50,000	07/31/2015	117.65	(6)
03/14/2014		5%	85,000	03/14/2015	117.65	(8)
03/14/2014		—	200,000	12/31/2014	117.65	(8)
Total			$1,125,529

(1)
The Company has determined the conversion ratio as of March 31, 2014. These debentures were convertible at a conversion price equal to 80% of the average share price of the Company’s common stock for the ten (10) previous trading days prior to conversion. As a result, the conversion ratio may fluctuate from period to period. Modified to $0.02 on October 15, 2013.

(2)
The Company has determined the conversion ratio as of March 31, 2014. These debentures are convertible at a conversion price equal to the lesser of 75% of the average share price of the Company’s common stock for the five (5) previous trading days prior to conversion or a base conversion price equivalent to the lowest issued price per share. As a result, the conversion ratio may fluctuate from period to period.

(3)
These debentures are convertible at a conversion price equal to 58% of the average of the 3 lowest share closing bid prices of the Company’s common stock on the 10 previous trading days prior to the day of conversion. As a result, the conversion ratio may fluctuate from period to period.

(4)
The Company has determined the conversion ratio as of March 31, 2014. These debentures are convertible at a conversion price equal to 50% of the lowest closing bid price of the Company’s common stock on the 20 previous trading days prior to the day of conversion. As a result, the conversion ratio may fluctuate from period to period.

(5)
The Company has determined the conversion ratio as of March 31, 2014. These debentures are convertible at a conversion price equal to 70% of the lowest closing bid prices of the Company’s common stock on the four previous trading days prior to and day of conversion, but not less than $0.0001. As a result, the conversion ratio may fluctuate from period to period.

(6)
The Company has determined the conversion ratio as of March 31, 2014. These debentures are convertible at a conversion price equal to 50% of the lowest intra-day price of the Company’s common stock on the 10 previous trading days prior to the day of conversion. As a result, the conversion ratio may fluctuate from period to period.

(7)
The Company has determined the conversion ratio as of March 31, 2014. These debentures are convertible at a conversion price equal to 50% of the lowest share closing bid prices of the Company’s common stock on the 25 previous trading days prior to the day of conversion. As a result, the conversion ratio may fluctuate from period to period.

(8)
The Company has determined the conversion ratio as of March 31, 2014. These debentures are convertible at a conversion price equal to 50% of the lowest share closing bid prices of the Company’s common stock on the 20 previous trading days prior to the day of conversion. As a result, the conversion ratio may fluctuate from period to period.

On January 21, 2014, the Company issued a convertible debenture in the amount of $50,000. The debenture bears interest at 6% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 70% of the lowest share closing bid price of the Company’s common stock on the four  previous trading days prior to and day of conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Monte Carlo option  model, the beneficial conversion feature was valued at $23,987, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company’s financial statements.

On January 21, 2014, the Company issued a convertible debenture in the amount of $75,000. The debenture bears interest at 12% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 50% lowest intra-day trading price of the Company’s common stock on the ten previous trading days prior to the day of conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Monte Carlo option  model, the beneficial conversion feature was valued at $75,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

On February 11, 2014, the Company issued a convertible debenture in the amount of $50,000. The debenture bears interest at 12% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to the lesser of $0.02 or 60% of the lowest bid price of the Company’s common stock on the twenty-five previous trading days prior to conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Monte Carlo option  model, the beneficial conversion feature was valued at $50,000, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

On February 12, 2014, the Company issued a convertible debenture in the amount of $50,000. The debenture bears no interest and is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 50% of the average share closing bid price of the Company’s common stock on the thirty previous trading days prior to the day of conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Monte Carlo option  model, the beneficial conversion feature was valued at $50,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company's financial statements.

On March 14, 2014, the Company issued a convertible debenture in the amount of $110,000. The debenture bears interest at 5% per annum, which is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 50% of the lowest trading price of the Company’s common stock on the twenty  previous trading days prior to conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Monte Carlo option  model, the beneficial conversion feature was valued at $110,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company’s financial statements.

On March 14, 2014, the Company issued a convertible debenture in the amount of $200,000. The debenture bears no interest and is payable in the Company’s common stock at the time of conversion or maturity. The debenture is convertible at any time prior to maturity at a conversion price equal to 50% of the lowest  trading price of the Company’s common stock on the twenty  previous trading days prior to conversion. The Company determined that the terms of the debenture created a beneficial conversion feature. Using the Monte Carlo option  model, the beneficial conversion feature was valued at $200,000, the ceiling of its intrinsic value, and recorded as a discount to the principal amount of the debenture. The discount is amortized using the effective interest method over the term of the debenture and recorded as interest expense in the Company’s financial statements.

The following table set forth the composition of the Company’s convertible notes at March, 31 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Convertible notes-face value	$1,125,529	$942,829
Loan discount	(830,929)	(617,729)
Amortization of loan discount	182,163	294,064
Current portion	(242,082)	(445,289)
Net convertible notes	$234,681	$173,875

The calculated value of the conversion feature that resulted in the discount in the table above was estimated using the Monte Carlo option pricing model with the following weighted average assumptions for the periods ended March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Expected dividend yield (1)	—	—
Risk-free interest rate (2)	0.11 – 0.12%	0.10 – 0.32%
Expected volatility (3)	229.7 – 250.80%	202.3 – 253.50%
Expected life (in years) (4)	0.75 – 1.46	0.60 – 4.00
_____________________________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)	The volatility is based upon the average volatility rate of the Company’s common stock trading price.
(4)	The expected life represents the due date of the note.

11.  Embedded Conversion on Option Liabilities

Due to the conversion terms of certain promissory notes, the embedded conversion options met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at the original note inception date and as of March 31, 2014 using the Monte Carlo option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

	March 31, 2014	December 31, 2013
Expected dividend yield (1)	—	—
Risk - free interest rate (2)	0.11 – 0.44%	0.10 – 0.38%
Embedded volatility (3)	158.4 – 228.50%	223.0– 316.50%
Expected life (in years) (4)	0.36 – 1.76%	0.15 – 2.17%

(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended March 31, 2014 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or twenty one months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

The following reflects the initial fair value on the note inception date and changes in fair value through March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Note inception date fair value allocated to debt discount	$1,084,661	$878,916
Cumulative change in fair value – (gain)	(363,065)	(554,216)
Embedded note conversion option derivative liability fair value	$721,596	$324,700

12. Fair Value

FASB Accounting Standards Codification ("ASC")  820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

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

	Consolidated Balance Sheet	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
March 31, 2014	$729,132	$-	$-	$729,132
December 31, 2013	$336,884	$-	$-	$336,884

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

March 31, 2014
Beginning balance	$336,884
Aggregate fair value of conversion features upon issuance	507,263
Gain on change in fair value of conversion features	(115,015)
Ending balance	$729,132

13. Loans Payable to Officers

The following table summarizes the Company’s loans payable to officers as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Loans payable to officers	$3,757	$3,777

Since the Company’s inception, its principal executive officers have loaned the Company significant amounts of operating capital on an interest free basis and without formal repayment terms.

14. Loans Payable to Related Party

Our directors are also executive officers of a company called Illuminations America LLC (“Illuminations”) involved with LED lighting. As of December 31, 2013, Illuminations loaned DNA $67,150. During the three months ended March 31, 2014, the Company repaid $25,000 of the amount outstanding by to Illuminations. The following table summarizes the Company’s loans payable to a related party as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Loans payable to related party	$42,150	$67,150

The loans from Illuminations are on an interest free basis and without formal repayment terms.

15.  Equity

Preferred and Common Stock

At March 31, 2014 the Company was authorized to issue 10,000,000 shares of $0.001 Preferred Stock and 400,000,000 shares of $0.001 par value Common Stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors. Each share of common stock is entitled to one vote.

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

The number of shares of common stock issued and their respective values for the three month period ended March 31, 2014 is as follows:

	Shares Issued	Value of Issuances

Conversion of convertible debentures into common stock	11,401,737	$104,137
Common stock issued in connection with private offerings	24,187,500	193,500
Total	35,589,237	$297,637

At March 31, 2014 and December 31, 2013, preferred stock issued and outstanding was 2,100,000 and 2,100,000 shares, respectively. At March 31, 2014 and December 31, 2013, common stock issued and outstanding totaled 213,183,424 and 177,594,187 shares, respectively.

Historically, the Company has issued and sold preferred stock, common stock and common stock warrants in order to fund a significant portion its operations. Additionally, the Company has issued shares of its common stock to compensate its employees, pay service providers and retire debt.

Stock Options

In April 2011, the Company adopted an Incentive Stock Option Plan and a Non-Qualified Stock Options Plan. Under these plans, the Company may grant up to 500,000 and 1,000,000 stock options, respectively. As of March 31, 2014 and December 31, 2013, the Company had not granted any options pursuant to either the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan.

	Number of Options	Weighted-Average Exercise Price	Average Remaining Contractual Life (Years)
Outstanding and exercisable on December 31, 2013	326,076	$1.11	2.29
Granted	100,000	0.25	4.75
Exercised	—	—	—
Forfeited and expired	—	—	—
Outstanding and exercisable on March 31, 2014	426,076	$0.93	2.68

Intrinsic value is measured using the fair market value price of the Company’s common stock less the applicable exercise price. The aggregate intrinsic value of stock options outstanding and exercisable as of March 31, 2014, was $-0-.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value based on the closing price of the Company’s common stock of $0.017 at March 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date.

As of March 31, 2014 and December 31, 2013, there was $-0- in unrecognized compensation related to stock options outstanding. All outstanding stock options are vested. Since the inception of the Company, no stock options have been exercised.

Stock Warrants

The following table reflects all outstanding and exercisable warrants for the periods ended March 31, 2014 and December 31, 2013. All stock warrants are immediately vested upon issuance and are exercisable for a period five years from the date of issuance.

	Number of Warrants Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (Years)
Balance, December 31, 2013	2,543,686	$1.32	2.30
Warrants issued	—	—	—
Warrants exercised	—	—	—
Warrants expired	(19,294)	$1.32	—
Balance, March 31, 2014	2,524,392	$1.32	2.08	(1)
_______________________________
(1)	The remaining contractual life of the warrants outstanding as of December 31, 2013 ranges from .05 to 3.76 years.

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

Due to the exercise terms of common stock warrants, the option met the criteria to be bifurcated and presented as derivative liabilities. The Company calculated the estimated fair values of the liabilities for option derivative instrument at the original grant date and as of March 31, 2014 using the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

March 31, 2014
Expected dividend yield (1)	—%
Risk-free interest rate (2)	0.72%
Expected volatility (3)	241.9%
Expected life (in years) (4)	5.00
_______________________________________________
(1)	The Company has no history or expectation of paying cash dividends on its common stock.
(2)	The risk-free interest rate is based on the U.S. Treasury yield for a term consistent with the expected life of the awards in effect at the time of grant.
(3)
The volatility for the period ended March 31, 2014 is based upon the historical volatility of the Company’s stock price, a period equal to the expected life of the note or twenty four months following the reverse capitalization transaction.

(4)	The expected life represents the due date of the note.

The following reflects the initial fair value on the date of grant and changes in fair value through March 31, 2014 for warrant derivative liability:

Grant date fair value allocated to derivative liability	$114,315
Change in fair value – (gain)	(106,779)
Warrant option derivative liability fair value on March 31, 2014	$7,536

Stock Based Compensation

For the periods ended March 31, 2014 and December 31, 2013 the Company recorded $8,987 and $8,990, respectively, in stock based compensation.

16.  Income Taxes

As of March 31, 2014, the Company has available approximately $12,700,000 of operating loss carry-forwards before applying the provision of Internal Revenue Code (“IRC”) Section 382, which may be used in the future filings of the Company’s tax returns to offset future taxable income for United States income tax purposes. Net operating losses will begin to expire in the year 2022. As of March 31, 2014 and December 31, 2013, the Company has determined that due to the uncertainty regarding profitability in the near future, a 100% valuation allowance is needed with regards to the deferred tax assets. Changes in the estimated tax benefit that will be realized from the tax loss carry-forwards and other temporary differences will be recognized in the financial statement in the years in which those changes occur.

For the period ended March 31, 2014 the change in of the valuation allowance was $243,723.

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

The tax years 2009 through 2013 remain open to examination by federal authorities and state jurisdictions where the Company operates.

17. Subsequent Events

On April 1, 2014, the Company promoted Eric Fowler to the role of President and CEO, replacing Darren Marks who remains as a Director of the Company.

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

We currently produce, market and sell a proprietary line of five carbonated blends of DNA Energy Drink®, Citrus, Sugar Free Citrus, Original (a unique combination of Red Bull® and Monster® energy drinks), Cryo-Berry (a refreshing mix of cranberry and raspberry) and Molecular Melon (a cool and refreshing taste); as well as three milk based energy coffees fortified with Omega 3. These flavors are Mocha, Vanilla Latte, and Carmel Macchiato.

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

Our principal offices are located at 544 NW 77th Street, Boca Raton, Florida, 33487, telephone (954) 970-3826. Our  website  is www.dnabrandsusa.com.

Presented below are our results of operations for the three month periods ended March 31, 2014 and 2013.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three month periods ended March 31, 2014 and 2013

Revenue

Sales for the three month period ended March 31, 2014 were $48,073, compared to $37,948 during the three month period ended March 31, 2013, an increase of $22,545 (37.3%). This increase in revenue is primarily attributable to our re-branding initiatives compared to a period when we winding down activities of our previous product line.  In early July 2013, we began our rebranding efforts concurrent with the delivery of 50,000 cases of our energy drink, each consisting of ten thousand of our new SKU’s.

During the past two years we have experienced a shortage of available capital which has prevented us from making inventory purchases in sufficient quantities of our SKU's. Based upon our conversations with our retail customers we believe that they are interested in purchasing larger quantities of our products and putting it on their shelves but until we can raise additional capital we are not able to meet this demand. Also, the lack of capital has limited our marketing, advertising and promotions which are critical revenue drivers in the energy drink industry. No assurances can be provided that we will successfully raise the funding necessary to support our marketing efforts, or that these efforts will generate increased revenues. See “Liquidity and Capital Resources,” below.

Gross margin

 We calculate gross margin by subtracting cost of goods sold from sales. Gross margin percentage is calculated by dividing the gross margin by sales. Gross margin for the three month period ended March 31, 2014 was $11,016, compared to $(1,179) during the three month period ended March 31, 2013. Gross margin percentage for the three month period ended March 31, 2014 was 10.9% compared to (3.0)% during the three month period ended March 31, 2013.   The primary reasons for the significant increase in gross margin over the prior year is due to the introduction of our new rebranded product and the discontinuation of our previous product line where we sold our  product significantly below cost to raise capital as well low margin sales in 2013 intended to generate interest in our new products.

Since we are still in the early stages of our rebranding efforts and continue to test varying price structures, a small number of sales and transactions can impact our gross margin percentage either positively or negatively. We believe that the gross margin percentage for the three months ended March 31, 2014 is not indicative of future results and that we expect to generate gross margins near historic levels of approximately 25%-30% when calculated over higher sales volumes, although there can be no assurances.

Compensation and benefits

Compensation and benefits for the three month period ended March 31, 2014 was $265,638 compared to $241,734 during the three month period ended March 31, 2013. The slight increase in compensation and benefits of $23,904 compared to the corresponding period in the prior year is attributable to a slight increase in salaries for our employees.

General and administrative

General and administrative expenses for the three month period ended March 31, 2014 were $91,948 compared to $122,088 during the three month period ended March 31, 2013. General and administrative expenses are primarily comprised of rent, utilities, insurance, travel and entertainment, and other expenses. This decrease compared to the corresponding period in the prior year is attributable to reduced spending for travel and other administrative activities in accord with our substantially lower revenue levels.

Professional and outside services

Professional and outside services for the three month period ended March 31, 2014 were $229,905, compared to $193,099 during the three month period ended March 31, 2013. Professional and outside services are comprised primarily of accounting fees, legal fees, investor and public relations expenses and other miscellaneous services. The increase in professional and outside services for the three month period ended March 31, 2014 compared to 2013 is attributable to public company expenditures that are required and not proportional to revenue levels.

Selling and marketing expenses

Selling and marketing expenses for the three month period ended March 31, 2014 were $35,110, compared to $27,761 during the  three month period ended March 31, 2013. The increase in selling and marketing expenses over the prior year period is directly attributable to our efforts to increase awareness and the sales of our new products.

Interest expense

Interest expense for the three month period ended March 31, 2014 was $297,823, compared to $165,463 during the three month period ended March 31, 2013. The increase in interest expense over the prior year period is primarily attributable to the non-cash amortization of loan discounts related to convertible debentures.

These debentures and loans were issued with beneficial conversion features or other inducements to the lender to provide funding to us. As a result, we have recorded discounts against these loans that are being amortized over their terms. During the three months ended March 31, 2014 we recorded $260,574 in non-cash interest expense relative to the loan discounts on these notes.

Net loss

We incurred a net loss for the three month period ended March 31, 2014 of $793,728 or ($0.00) per basic and fully diluted share, compared to a net loss of $646,586, or ($0.01) per basic and fully diluted share during the three month period ended March 31, 2013. Since our inception, we have generated material operating losses. A significant portion of our losses are non-cash in nature; however, our losses remain substantial even after excluding those items.

We calculate weighted average shares outstanding based upon the physical issuance records of our stock transfer agent. The weighted average number of basic and fully diluted shares outstanding for the three month periods ended March 31, 2014 and 2013 were 183,211,402 and 64,832,425 shares, respectively. There were no dilutive equivalents included in our calculation of fully diluted shares during either period since their inclusion would be anti-dilutive due to our net loss per share.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had $110,379 in cash.

During the three month period ended March 31, 2014 we recorded a net loss of $793,728 and had negative cash flows of $402,600 from our operating activities. At March 31, 2014, we had a working capital deficit of $2,784,944 and a stockholders’ deficit of $3,052,003. We have relied, in large part, upon debt and equity financing to fund our operations. These matters collectively raise a substantial doubt about our ability to continue as a going concern.

Net cash used in operations for the three month period ended March 31, 2014 was $402,600, compared to $442,193 during the three month period ended March 31, 2013. The improvement in net cash used in operating activities of $37,756 is primarily due to the improvement in our consolidated results of operations excluding non-cash expenses over the prior year period. We recorded a net loss of $793,728 as compared to $646,856 in the corresponding period of the prior year.

No net cash was provided by or used in investing activities for the three month periods ended March 31, 2014 and March 31, 2013, respectively.

Net cash provided by financing activities for the three month period ended March 31, 2014 was $451,643 compared to $457,000 during the three month period ended March 31, 2013. During the three months ended March 31, 2014, we raised $478,500 in new capital from debt and equity sources compared to proceeds of $457,000 during the prior year period.

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

TRENDS

In order to increase revenues, our emphasis over the next 12 months will be to increase distribution for both our rebranded and expanded line of energy drinks, our new line of energy coffees, and our “on premise” bag-in-box program.   To accomplish our goals we also plan to expand operations into NY, ME, ND, SD, MN, NE, IA, WI, GA, LA, and Florida, New York and Texas represent three of the four top convenience store outlets in the USA. As stated throughout this report, our efforts to accomplish these objectives are directly linked to our ability to raise additional capital.  We have been actively involved in discussions with potential investors to provide us with this additional funding.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2014.

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

Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014. We believe that our consolidated financial statements presented in this Report fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our CEO and CFO management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation management concluded that under this framework that our internal control over financial reporting was not effective for the following reasons:

●	Insufficient resources
●	Lack of personnel with requisite accounting knowledge
●	Inadequate segregation of duties
●	Insufficient written procedures
●	Inadequate closing financial statement process
●	Lack of an audit committee and outside directors on the Company’s Board of Directors

Changes in Internal Control over Financial Reporting - There were no changes in our internal control over financial reporting during the three months ended March 31, 2014, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2014 we sold 24,187,500 shares of our common stock and received $193,500 in gross proceeds. We utilized these proceeds for working capital to fund our operations.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2014.

DNA BRANDS, INC.

By:	/s/ Eric Fowler
Eric Fowler
Principal Executive Officer

By:	/s/ Melvin Leiner
Melvin Leiner,
Principal Financial Officer and
Principal Accounting Officer